Form 10-Q
period 1996-03-31
CAPITAL MORTGAGE PLUS L P
filed 1996-05-15
CIK 845875

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18491



                          CAPITAL MORTGAGE PLUS L.P.
            (Exact name of registrant as specified in its charter)


                  Delaware                               13-3502020
    ---------------------------------       ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 625 Madison Avenue, New York, New York                    10022
- ----------------------------------------              ---------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)



                                    ASSETS

                                                    March 31,       December 31,
                                                      1996              1995
                                                  -----------       -----------

Investments in loans (Note 2)                     $27,778,295       $27,874,623
Cash and cash equivalents                             976,972         1,218,363
Accrued interest receivable
   (net of allowance of $285,000 and
   $285,000, respectively)                            461,286           392,511
Loan origination costs (net of
   accumulated amortization $100,961
   and $95,115, respectively)                         891,777           897,623
                                                  -----------       -----------
Total assets                                      $30,108,330       $30,383,120
                                                  ===========       ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and other liabilities         $    31,415       $    33,479
   Due to general partner and affiliates
   (Note 3)                                           356,862           467,031
                                                  -----------       -----------
Total liabilities                                     388,277           500,510
                                                  -----------       -----------

Partners' capital (deficit):
   Limited Partners (1,836,660 BACs issued
     and outstanding)                              29,794,249        29,953,555
   General Partner                                    (74,196)          (70,945)
                                                  -----------       -----------
Total partners' capital                            29,720,053        29,882,610
                                                  -----------       -----------
Total liabilities and partners' capital           $30,108,330       $30,383,120
                                                  ===========       ===========

See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                     1996               1995
                                                  -----------       -----------
Revenues:

   Interest income:
     Mortgage loans                               $   621,544       $   633,931
     Temporary investments                             12,591            18,633
   Other income                                           563               463
                                                  -----------       -----------
     Total revenues                                   634,698           653,027
                                                  -----------       -----------

Expenses:

   General and administrative                          12,552            11,777
   General and administrative-related
     parties (Note 3)                                  53,266            60,512
   Amortization                                        70,045            70,045
                                                  -----------       -----------
     Total expenses                                   135,863           142,334
                                                  -----------       -----------
     Net income                                   $   498,835       $   510,693
                                                  ===========       ===========

   Allocation of Net Income:

     Limited Partners                             $   488,858       $   500,479
                                                  ===========       ===========
     General Partner                              $     9,977       $    10,214
                                                  ===========       ===========
   Net income per BAC                             $       .27       $       .27
                                                  ===========       ===========

See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                     Limited        General
                                      Total          Partners       Partner
                                   -----------     -----------     ---------

Partners' capital (deficit) -
   January 1, 1996                 $29,882,610     $29,953,555     $ 70,945)

Net income                             498,835         488,858        9,977

Distributions                         (661,392)       (648,164)     (13,228)
                                   -----------     -----------     ---------
Partners' capital (deficit) -
   March 31, 1996                  $29,720,053     $29,794,249     $(74,196)
                                   ===========     ===========     =========

See accompanying notes to financial statements

                          CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                     1996               1995
                                                  -----------       -----------
Cash flows from operating activities:

Net income                                        $  498,835         $  510,693

Adjustments to reconcile net income to net cash provided by operating activities:

   Amortization                                       70,045             70,045
   Amortization of interest rate buydown                (363)              (363)
   Increase in accrued interest receivable           (68,775)           (23,785)
   Decrease in accounts payable and other
     liabilities                                      (2,064)            (5,922)
   (Decrease) increase in due to general
     partner and affiliates                         (110,169)            16,301
                                                  ----------         ----------

   Net cash provided by operating activities         387,509            566,969
                                                  ----------         ----------

Cash flows from investing activities:

   Receipt of principal on mortgage loans             32,492             31,516
                                                  ----------         ----------

Cash flows from financing activities:

   Distributions to partners                        (661,392)          (661,392)
                                                  ----------         ----------

Net decrease in cash and cash equivalents           (241,391)           (62,907)

Cash and cash equivalents at beginning of period   1,218,363          1,877,953
                                                  ----------         ----------

Cash and cash equivalents at end of period        $  976,972         $1,815,046
                                                  ==========         ==========

See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 1 - General

   The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the three months ended March 31, 1996 may not be indicative of the results for the year.

   Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

   On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   On January 1, 1996, the Partnership adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This standard eliminates the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions.

   The adoption of these standards has not materially affected the Partnership's reported earnings, financial condition or cash flows, because this is essentially the same method utilized previously to measure and record asset impairments or to record mortgage servicing rights.

   Certain balances have been reclassified from prior year's to conform to the current year's presentation.


NOTE 2 - Investments in Loans

   The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325.

   Information relating to investments in mortgage loans and equity loans as of March 31, 1996 is as follows:

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

NOTE 2 - Investment in Loans (continued)

                                                                                       Amounts Advanced
                            Number                            ------------------------------------------------------------------
                              of      Date of      Final                                   Total       Investments   Investments
                           Apartment   Invest-    Maturity     Mortgage      Equity       Amounts      in Loans at   in Loans at
   Property/Location         Units      ment        Date        Loans         Loans       Advanced     3/31/95(F)    12/31/95(F)
                           ---------   -------   -----------  ------------  ----------   -----------    -----------   -----------
Mortenson Manor Apts./        104       8/90        8/30      $ 4,974,090   $  577,885   $ 5,551,975    $ 5,159,049   $ 5,179,892
Ames, IA

Windemere Apts./              204       9/90        9/30        8,110,300      736,550     8,846,850      8,400,578     8,425,212
Wichita, KS

Fieldcrest III Apts./         112       8/91        8/31        3,343,700      383,300     3,727,000      3,547,256     3,558,414
Dothan, AL

Holly Ridge II Apts./          144       3/93        3/33        5,310,100      684,400     5,994,500      5,792,419     5,811,445
Gresham,OR

Willow Trace Apts./           152       6/93        6/28        4,420,000      680,000     5,100,000      4,878,993     4,899.660
Tuscaloosa, AL
                                                              -----------   ----------   -----------    -----------   -----------
Total                                                         $26,158,190   $3,062,135   $29,220,325    $27,778,295   $27,874,623
                                                              ===========   ==========   ===========    ===========   ============


                                       Interest earned by the Partnership during 1996
                           ----------------------------------------------------------------------
                                    Non-contingent                   Contingent
                           ---------------------------------  -------------------------
                                          Base      Default     Annual      Cash Flow
                           Construc-    Interest   Interest     Yield     Participation    Total
                              tion       Amount/    Amount/    Amount/       Amount/     Interest
   Property/Location        Rate(A)      Rate(B)    Rate(C)    Rate(D)       Rate(E)       Earned
                           ---------  ----------   ---------   --------   ----------     ---------
Mortenson Manor Apts./       13.00%    $ 77,149     $24,209     $   0      $     0       $101,358
Ames, IA                                   6.45%       1.98%     0.97%       30.00%

Windemere Apts./             13.00%     158.791      32,313         0            0        191,104
Wichita, KS                                7.95%        1.6%     1.09%       30.00%

Fieldcrest III Apts./        10.18%      71,719         585         0            0         72,304
Dothan, AL                                 8.68%       0.07%     1.36%       30.00%

Holly Ridge II Apts./         10.25%    107,313      21,901       N/A            0        129,214
Gresham,OR                                 8.25%       1.64%                 25.00%

Willow Trace Apts./             N/A      90,457      14,183       N/A       22,924        127,564
Tuscaloosa, AL                             8.37%      1.287%                 30.00%
                           ---------  ---------    ---------   --------   ---------      ---------
                                       $505,429     $93,191     $   0      $22,924       $621,544
                           =========  =========    =========   ========   =========      =========

(A) The Partnership did not receive any construction interest during 1996, as construction was completed prior to 1995 on all properties.

(B) Base interest on the mortgages is that amount that is insured/co-insured by HUD and is being shown net of service fee.

(C) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by Partnership interests. Fieldcrest's default rate was reduced during 11/95, as per the Additional Interest documents, to 0.07% over the Base Rate.

(D) Annual Yield is the amount over the default rate and is contingent upon property cash flow.

(E) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Willow Trace provided sufficient cash flow in 1995 to pay the Partnership a participation during 1996.

(F) The Investments in Loans amount reflects the unpaid balance of the mortgage loans and the unamortized balance of the equity loan.

                          CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (Unaudited)

NOTE 2 - Investments in Loans (continued)

       Investments in loans January 1, 1996                     $27,874,623

       Additions:
          Fieldcrest III discount amortization                          363

       Deductions:
          Amortization of equity loans                              (64,199)
          Collection of principal - Mortenson                        (8,804)
                                  - Windemere                        (9,289)
                                  - Fieldcrest III                   (3,131)
                                  - Holly Ridge                      (4,768)
                                  - Willow Trace                     (6,500)
                                                                -----------


       Investments in loans March 31, 1996                      $27,778,295
                                                                ===========

   The Mortenson and Windemere mortgage loans are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III, Holly Ridge and Willow Trace mortgage loans are insured by HUD.

   The equity loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the projects. The equity loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the mortgage loans. These premiums are being amortized over the average expected lives of the respective mortgages.

   All loans have call provisions effective ten years following final endorsement and a grace period. The Partnership presently expects to dispose of such loans within 10 to 15 years after acquisition.

   At March 31, 1996, all of the loans due to the Partnership are current (when taking into account the modification agreement discussed below). Mortenson has not paid its default interest of approximately $165,000 for each of the years ended December 31, 1994 and 1993. As a result, an allowance in the amount of $285,000 was established at December 31, 1994 relating to the default interest. During May 1995, the property paid approximately $45,000 of the default interest for 1994, which was not included in the allowance at December 31, 1994.

   The operations of Mortensen have not been able to support the payment of the required interest. Accordingly, effective January 1, 1995 the Partnership entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the Default Rate was defined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the calculation of participation percentages. Mortensen also agreed to defer the management fee payable up to the Default Rate. Pursuant to this modification agreement, default interest for the three months ended March 31, 1996 and the year ended December 31, 1995 in the amounts of approximately $24,000 and $98,000, respectively, have been accrued.

                          CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (Unaudited)

NOTE 3 - Related Parties

   The costs incurred to related parties for the three months ended March 31, 1996 and 1995 were as follows:

                                                       Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                     1996               1995
                                                   -------            -------
      Partnership management fees (a)              $38,266            $38,266
      Expense reimbursement (b)                     15,000             22,246
                                                   -------            -------
                                                   $53,266            $60,512
                                                   =======            =======

   (a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. As of March 31, 1996 and December 31, 1995, a balance of $267,556 and $383,355, respectively, was due to the General Partner for these fees.

   (b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs assets monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans. As of March 31, 1996 and December 31, 1995, the General Partner and its affiliates were due $89,306 and $84,676, respectively, relating to these costs.

   RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.


NOTE 4 - Subsequent Event

   It is anticipated that during May 1996, a distribution of $634,015 and $12,939 will to be paid to BACholders and the General Partner, respectively, representing the 1996 first quarter distribution.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

   The Partnership received $36,733,200 in gross proceeds from the sale of BACs pursuant to twenty-one investor closings during the period July 28, 1989 through May 23, 1991, resulting in net proceeds of approximately $32,031,000 available for investment, after payment of sales commissions, offering and organization expenses, loan origination fees and establishment of a working capital reserve. As of March 31, 1996, $29,220,325 of the net proceeds available for investment have been used to fund five mortgage loans and five noninterest bearing equity loans. The remaining proceeds of the Offering of approximately $2,800,000 were temporarily invested and are being utilized as a working capital reserve. No further issuance of BACs is anticipated.

   Other sources of Partnership funds included interest earned on (1) investments in mortgage loans, and (2) net offering proceeds which were invested in money market instruments pending investment of mortgage loans.

   During the three months ended March 31, 1996, Partnership cash and cash equivalents decreased by approximately $241,000. Cash provided by operating activities and collections of principal were approximately $388,000 and $32,000, respectively, and distributions paid to partners approximated $661,000. Included in the adjustments to reconcile the net income to cash flow from operations is amortization of approximately $70,000.

   In addition, the General Partner has allowed the accrual without payment of the partnership management fee and certain reimbursements through 1992 in an aggregate amount equal to approximately $268,000. Since 1992, substantially all partnership management fees and expense reimbursements have been paid. In future years, a portion of the working capital reserve may be used to pay accrued and unpaid fees and/or distributions in the event that cash generated from operations is not sufficient to maintain current distribution levels and repay such fees. Distributions in 1996 and prior years have been supplemented by a portion of working capital reserves.

   The Partnership anticipates that cash generated from operations and invested in temporary investments, including the working capital reserve, will be sufficient to cover anticipated expenses in 1996.

   Distributions of $648,164 made to the limited partners or BACs holders for each of the three months ended March 31, 1996 and 1995 were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. A total of $13,228 was distributed to the General Partner during each of the three months ended March 31, 1996 and 1995.

   The level of future distributions will depend on results of operations. Furthermore, the expiration of the Guaranteed Rate Guaranty Periods, two of which expired in 1993, one of which expired in 1995, and two of which will expire during 1996 and 1997 may have an adverse affect on future distributions if contingent interest is not realized on the mortgage loans.

   Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's investments in mortgage loans are insured or co-insured by HUD and a private mortgage lender (which is an affiliate of the General Partner). The Partnership's investments in uninsured non-interest bearing equity loans (which represent approximately 10% of the Partnership's portfolio) are secured by a Partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings.

Results of Operations

   On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   On January 1, 1996, the Partnership adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This standard eliminates the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions.

   The adoption of these standards has not materially affected the Partnership's reported earnings, financial condition or cash flows, because this is essentially the same method utilized previously to measure and record asset impairments or to record mortgage servicing rights.

Three Months Ended March 31, 1996
Compared with Three Months Ended March 31, 1995

   Results of operations for the three months ended March 31, 1996 and 1995 consisted primarily of interest income of approximately $622,000 and $634,000, respectively, earned from investments in mortgage loans.

   Interest income on mortgage loans remained fairly constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Interest income from temporary investments decreased approximately $6,000 for 1996 as compared to 1995 primarily due to lower cash and cash equivalents balances.

   General and administrative expenses-related parties decreased by approximately $7,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to lower expense reimbursements to the General Partner in 1996.

                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

          There are no material legal proceedings pending against or involving the Partnership.

Item 2.   Changes in Securities -- None

Item 3.   Defaults Upon Senior Securities -- None

Item 4.   Submission of Matters to a Vote of Security Holders -- None

Item 5.   Other Information -- None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

                  27  Financial Data Schedule (filed herewith).

          (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter.

                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                                By: CIP Associates, Inc.
                                    General Partner


Date: May 14, 1996              By: /s/Alan P. Hirmes
                                    -----------------
                                    Alan Hirmes
                                    Vice President


Date: May 14, 1996              By: /s/Lawrence J. Lipton
                                    ---------------------
                                    Lawrence J. Lipton
                                    Treasurer
                                    (Principal Financial and
                                    Accounting Officer)