Form 10-Q
period 1996-06-30
CAPITAL MORTGAGE PLUS L P
filed 1996-08-14
CIK 845875

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---  ACT OF 1934


For the quarterly period ended June 30, 1996


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934


                         Commission File Number 0-18491


                           CAPITAL MORTGAGE PLUS L.P.
             (Exact name of registrant as specified in its charter)


                          Delaware                                                13-3502020
- - -------------------------------------------------------------        -----------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)


           625 Madison Avenue, New York, New York                                   10022
- - -------------------------------------------------------------        ------------------------------------
          (Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code (212) 421-5333


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS

                                                                               June 30,      December 31,
                                                                                 1996           1995
                                                                            ------------    ------------
Investments in loans (Note 2)                                               $ 27,681,332    $ 27,874,623
Cash and cash equivalents                                                        820,076       1,218,363
Accrued interest receivable (net of allowance of $285,000 and
   $285,000, respectively)                                                       459,673         392,511
Loan origination costs (net of accumulated amortization $106,807 and
    $95,115, respectively)                                                       885,931         897,623
                                                                            ------------    ------------

Total assets                                                                $ 29,847,012    $ 30,383,120
                                                                            ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and other liabilities                                   $     18,009    $     33,479
   Due to general partner and affiliates (Note 3)                                292,003         467,031
                                                                            ------------    ------------

Total liabilities                                                                310,012         500,510
                                                                            ------------    ------------

Partners' capital (deficit):
   Limited Partners (1,836,660 BACs issued and outstanding)                   29,614,857      29,953,555
   General Partner                                                               (77,857)        (70,945)
                                                                            ------------    ------------

Total partners' capital                                                       29,537,000      29,882,610
                                                                            ------------    ------------

Total liabilities and partners' capital                                     $ 29,847,012    $ 30,383,120
                                                                            ============    ============

See accompanying notes to financial statements

                                            CAPITAL MORTGAGE PLUS L.P.
                                              (a limited partnership)
                                               STATEMENTS OF INCOME
                                                    (Unaudited)

                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                          -----------------------   -----------------------
                                             1996         1995         1996          1995
                                          ----------   ----------   ----------   ----------
Revenues
   Interest income:
    Mortgage loans                        $  606,080   $  666,974   $1,227,624   $1,300,905
    Temporary investments                     10,735       18,801       23,326       37,434
   Other income                                  563          463        1,126          926
                                          ----------   ----------   ----------   ----------

    Total revenues                           617,378      686,238    1,252,076    1,339,265
                                          ----------   ----------   ----------   ----------

Expenses

   General and administrative                 26,189       28,868       38,741       40,646
   General and administrative - related
    parties (Note 3)                          57,244       64,873      110,510      125,384
   Amortization                               70,045       70,045      140,090      140,090
                                          ----------   ----------   ----------   ----------

    Total expenses                           153,478      163,786      289,341      306,120
                                          ----------   ----------   ----------   ----------

    Net income                            $  463,900   $  522,452   $  962,735   $1,033,145
                                          ==========   ==========   ==========   ==========


Allocation of Net Income:

   Limited Partners                       $  454,622   $  512,003   $  943,480   $1,012,482
                                          ==========   ==========   ==========   ==========

   General Partner                        $    9,278   $   10,449   $   19,255   $   20,663
                                          ==========   ==========   ==========   ==========
Net income per BAC                        $      .25   $      .28   $      .51   $      .55
                                          ==========   ==========   ==========   ==========


See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                                     Total           Limited Partners     General Partner
                                                  -----------        ----------------     ---------------
Partners' capital (deficit) - January 1, 1996     $29,882,610            $29,953,555          $(70,945)

Net income                                            962,735                943,480            19,255

Distributions                                      (1,308,345)            (1,282,178)          (26,167)
                                                  -----------            -----------          --------

Partners' capital (deficit) - June 30, 1996       $29,537,000            $29,614,857          $(77,857)
                                                  ===========            ===========          ========

See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                        --------------------------
                                                                             1996        1995
                                                                        -----------    -----------
Cash flows from operating activities:

Net income                                                              $   962,735    $ 1,033,145

Adjustments to reconcile net income to net cash provided by operating activities:

   Amortization                                                             140,090        140,090
   Amortization of interest rate buydown                                       (726)          (726)
   Increase in accrued interest receivable                                  (67,162)       (62,479)
   (Decrease) increase in accounts payable and other liabilities            (15,470)           212
   (Decrease) increase in due to general partner and affiliates            (175,028)         6,611
                                                                        -----------    -----------

   Net cash provided by operating activities                                844,439      1,116,853
                                                                        -----------    -----------

Cash flows from investing activities:

   Increase in investment in loans                                                0       (430,578)
   Receipt of principal on mortgage loans                                    65,619         62,175
                                                                        -----------    -----------

   Net cash provided by (used in) investing activities                       65,619       (368,403)
                                                                        -----------    -----------

Cash flows from financing activities:

   Distributions to partners                                             (1,308,345)    (1,308,346)
                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                  (398,287)      (559,896)

Cash and cash equivalents at beginning of period                          1,218,363      1,877,953
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $   820,076    $ 1,318,057
                                                                        ===========    ===========


See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 1  -     General

              The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the six months ended June 30, 1996 may not be indicative of the results for the year.

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

              Information relating to investments in mortgage loans and equity loans as of June 30, 1996 is as follows:

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

NOTE 2  -       Investment in Loans (continued)



                                                                                 Amounts Advanced
                                                    ---------------------------------------------------------------------

                       Number of  Date of   Final                                   Total       Investments   Investments
                        Apartment  Invest- Maturity   Mortgage                     Amounts      in Loans at   in Loans at
Property/Location         Units     ment     Date      Loans      Equity Loans    Advanced      6/30/96 (F)   12/31/95 (F)
- - ---------------------- ---------- -------- -------- -----------   ------------   -----------   ------------   -----------
Mortenson Manor Apts./     104      8/90     8/30   $ 4,974,090   $   577,885    $ 5,551,975    $ 5,138,063   $ 5,179,892
Ames, IA


Windemere Apts./           204      9/90     9/30     8,110,300       736,550      8,846,850      8,375,757     8,425,212
Wichita, KS


Fieldcrest III Apts./      112      8/91     8/31     3,343,700       383,300      3,727,000      3,536,029     3,558,414
Dothan, AL


Holly Ridge II Apts./      144      3/93     3/33     5,310,100       684,400      5,994,500      5,773,293     5,811,445
Gresham, OR


Willow Trace Apts./        152      6/93     6/28     4,420,000       680,000      5,100,000      4,858,190     4,899,660
Tuscaloosa, AL

                                                    ---------------------------------------------------------------------
Total                                               $26,158,190   $ 3,062,135    $29,220,325    $27,681,332   $27,874,623
                                                    =====================================================================


(RESTUBBED TABLE)


                                                  Interest earned by the Partnership during 1996
                              --------------------------------------------------------------------------------------
                                            Non-contingent                         Contingent
                              ----------------------------------------      -----------------------
                                                             Default        Annual      Cash Flow
                              Construc-    Base Interest     Interest       Yield     Participation         Total
                                tion           Amount/        Amount/       Amount/      Amount/           Interest
                              Rate (A)         Rate (B)       Rate (C)      Rate (D)     Rate (E)           Earned
                              ---------    -------------     ---------      --------  -------------       ----------
Mortenson Manor Apts./          13.00%      $  154,156        $ 48,373        $  0        $     0         $  202,529
Ames, IA                                          6.45%           1.98%       0.97%         30.00%


Windemere Apts./                13.00%         317,396          64,588           0              0            381,984
Wichita, KS                                       7.95%           1.60%       1.09%         30.00%


Fieldcrest III Apts./           10.18%         143,369           1,169           0          8,216            152,754
Dothan, AL                                        8.68%           0.07%       1.36%         30.00%

                                10.25%         214,527          43,783         N/A              0            258,310
Holly Ridge II Apts./                             8.25%           1.64%                     25.00%
Gresham, OR


Willow Trace Apts./               N/A          180,777          28,346         N/A         22,924            232,047
Tuscaloosa, AL                                    8.37%          1.287%                     30.00%

                              --------------------------------------------------------------------------------------
Total                                       $1,010,225        $186,259        $  0        $31,140         $1,227,624
                              ======================================================================================

(END OF RESTUBBED)

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

(E) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Fieldcrest and Willow Trace provided sufficient cash flow in 1995 to pay the Partnership a participation during 1996.

(F) The Investments in Loans amount reflects the unpaid balance of the mortgage loans and the unamortized balance of the equity loan.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 2  -     Investments in Loans (continued)

              Investments in loans January 1, 1996         $27,874,623

              Additions:
                 Fieldcrest III discount amortization              726

              Deductions:
                 Amortization of equity loans                 (128,398)
                 Collection of principal - Mortenson           (17,750)
                                         - Windemere           (18,766)
                                         - Fieldcrest III       (6,331)
                                         - Holly Ridge          (9,635)
                                         - Willow Trace        (13,137)
                                                           -----------


              Investments in loans June 30, 1996           $27,681,332
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

              At June 30, 1996, all of the loans due to the Partnership are current (when taking into account the modification agreement discussed below). Mortenson has not paid its default interest of approximately $165,000 for each of the years ended December 31, 1994 and 1993. As a result, an allowance in the amount of $285,000 was established at December 31, 1994 relating to the default interest. During May 1995, the property paid approximately $45,000 of the default interest for 1994, which was not included in the allowance at December 31, 1994.

              The operations of Mortensen have not been able to support the payment of the required interest. Accordingly, effective January 1, 1995 the Partnership entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the Default Rate was defined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the calculation of participation percentages. Mortensen also agreed to defer the management fee payable up to the Default Rate. Pursuant to this modification agreement, default interest for the six months ended June 30, 1996 and the year ended December 31, 1995 in the amounts of approximately $48,000 and $98,000, respectively, have been accrued.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 3  -     Related Parties

              The costs incurred to related parties for the three and six months ended June 30, 1996 and 1995 were as follows:

                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                    --------------------    --------------------
                                      1996        1995        1996        1995
                                    --------    --------    --------    --------
Partnership management
  fees (a)                          $ 38,267    $ 38,267    $ 76,533    $ 76,533

Expense reimbursement (b)             18,977      26,606      33,977      48,851
                                    --------    --------    --------    --------

                                    $ 57,244    $ 64,873    $110,510    $125,384
                                    ========    ========    ========    ========

              (a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. As of June 30, 1996 and December 31, 1995, a balance of $267,556 and $382,355, respectively, was due to the General Partner for these fees.

              (b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs assets monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans. As of June 30, 1996 and December 31, 1995, the General Partner and its affiliates were due $24,447 and $84,676, respectively, relating to these costs.

              RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.


NOTE 4  -     Subsequent Event

              It is anticipated that during August 1996, a distribution of $640,997 and $13,082 will to be paid to BACholders and the General Partner, respectively, representing the 1996 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

              The Partnership received $36,733,200 in gross proceeds from the sale of BACs pursuant to twenty-one investor closings during the period July 28, 1989 through May 23, 1991, resulting in net proceeds of approximately $32,031,000 available for investment, after payment of sales commissions, offering and organization expenses, loan origination fees and establishment of a working capital reserve. As of June 30, 1996, $29,220,325 of the net proceeds available for investment have been used to fund five mortgage loans and five noninterest bearing equity loans. The remaining proceeds of the Offering of approximately $2,800,000 were temporarily invested and are being utilized as a working capital reserve. No further issuance of BACs is anticipated.

              Other sources of Partnership funds included interest earned on (1) investments in mortgage loans, and (2) net offering proceeds which were invested in money market instruments pending investment of mortgage loans.

              During the six months ended June 30, 1996, Partnership cash and cash equivalents decreased by approximately $398,000. Cash provided by operating activities and collections of principal were approximately $844,000 and $66,000, respectively, and distributions paid to partners approximated $1,308,000. Included in the adjustments to reconcile the net income to cash flow from operations is amortization of approximately $139,000.

              In addition, the General Partner has allowed the accrual without payment of the partnership management fee through 1992 in an aggregate amount equal to approximately $268,000. Since 1992, substantially all partnership management fees and expense reimbursements have been paid. In future years, a portion of the working capital reserve may be used to pay accrued and unpaid fees and/or distributions in the event that cash generated from operations is not sufficient to maintain current distribution levels and repay such fees. Distributions in 1996 and prior years have been supplemented by a portion of working capital reserves.

              The Partnership anticipates that cash generated from operations and invested in temporary investments, including the working capital reserve, will be sufficient to cover anticipated expenses in 1996.

              Distributions of approximately $1,282,000 made to the limited partners or BACs holders for each of the six months ended June 30, 1996 and 1995 were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. A total of approximately $26,000 was distributed to the General Partner during each of the six months ended June 30, 1996 and 1995.

              The level of future distributions will depend on results of operations. Furthermore, the expiration of the Guaranteed Rate Guaranty Periods, two of which expired in 1993, one of which expired in 1995, one of which expired in 1996 and one of which will expire during 1997 may have an adverse affect on future distributions if contingent interest is not realized on the mortgage loans.

              Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's investments in mortgage loans are insured or co-insured by HUD and a private mortgage lender (which is an affiliate of the General Partner). The Partnership's investments in uninsured non-interest bearing equity loans (which represent approximately 10% of the Partnership's portfolio) are secured by a Partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

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

Three and Six Months Ended June 30, 1996
Compared with Three and Six Months Ended June 30, 1995

              Results of operations for the three and six three months ended June 30, 1996 and 1995 consisted primarily of interest income of approximately $606,000 and $667,000 and approximately $1,228,000 and $1,301,000, respectively, earned from investments in mortgage loans.

              Interest income on mortgage loans decreased approximately $61,000 and $73,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. This was primarily due to an overaccrual of default interest for Mortensen in 1995, which was adjusted in the fourth quarter as a result of a modification agreement which became effective as of January 1, 1995, as well as a reduction of Fieldcrest's default interest rate during November 1995.

              Interest income from temporary investments decreased approximately $8,000 and $14,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995 primarily due to lower cash and cash equivalents balances.

              General and administrative expenses-related parties decreased by approximately $8,000 and $15,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995 primarily due to an over-accrual of expense reimbursements at June 30, 1995.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              There are no material legal proceedings pending against or involving the Partnership.

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  27       Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                              By:  CIP Associates, Inc.
                                   General Partner


Date: August 13, 1996         By:  /s/ Alan Hirmes
                                   -------------------------------
                                   Alan Hirmes
                                   Vice President





Date: August 13, 1996         By:  /s/ Lawrence J. Lipton
                                   -------------------------------
                                   Lawrence J. Lipton
                                   Treasurer
                                   (Principal Financial and Accounting Officer)