Form 10-Q
period 1996-09-30
CAPITAL MORTGAGE PLUS L P
filed 1996-11-14
CIK 845875

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission File Number 0-18491


                           CAPITAL MORTGAGE PLUS L.P.
             (Exact name of registrant as specified in its charter)


              Delaware                                   13-3502020
----------------------------------         -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 625 Madison Avenue, New York, New York                    10022
----------------------------------------             ----------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  ____
    ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS

                                                                    September 30,        December  31,
                                                                        1996                  1995
                                                                    -------------        -------------
Investments in loans (Note 2)                                        $27,583,721          $27,874,623
Cash and cash equivalents                                                627,280            1,218,363
Accrued interest receivable (net of allowance of $285,000 and
  $285,000, respectively)                                                553,420              392,511
Loan origination costs (net of accumulated amortization of
  $112,653 and $95,115, respectively)                                    880,085              897,623
                                                                     -----------          -----------

Total assets                                                         $29,644,506          $30,383,120
                                                                     ===========          ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and other liabilities                           $     3,549          $    33,479
    Due to general partner and affiliates (Note 3)                       295,026              467,031
                                                                     -----------          -----------

Total liabilities                                                        298,575              500,510
                                                                     -----------          -----------

Partners' capital (deficit):
    Limited Partners (1,836,660 BACs issued and outstanding)          29,427,609           29,953,555
    General Partner                                                      (81,678)             (70,945)
                                                                     -----------          -----------

Total partners' capital                                               29,345,931           29,882,610
                                                                     -----------          -----------

Total liabilities and partners' capital                              $29,644,506          $30,383,120
                                                                     ===========          ===========


See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                        September 30,                September 30,
                                                  -----------------------      --------------------------
                                                    1996           1995           1996           1995
                                                  --------       --------      ----------      ----------
Revenues

  Interest income:
   Mortgage loans                                 $598,113       $585,393      $1,825,737      $1,886,298
   Temporary investments                             8,441         13,607          31,767          51,041
  Other income                                         563            513           1,689           1,439
                                                  --------       --------      ----------      ----------

  Total revenues                                   607,117        599,513       1,859,193       1,938,778
                                                  --------       --------      ----------      ----------
Expenses

  General and administrative                        10,815         7,673          49,556           48,319
  General and administrative-
   related parties (Note 3)                         63,247        55,766         173,757          181,150
  Amortization                                      70,045        70,045         210,135          210,135
                                                  --------       --------      ----------      ----------
  Total expenses                                   144,107       133,484         433,448          439,604
                                                  --------       --------      ----------      ----------

   Net income                                     $463,010      $466,029      $1,425,745       $1,499,174
                                                  ========      ========      ==========       ==========

Allocation of Net Income:

  Limited Partners                                $453,750      $456,709     $1,397,230       $1,469,191
                                                  ========      ========      ==========       ==========
  General Partner                                 $  9,260      $  9,320     $   28,515       $   29,983
                                                  ========      ========      ==========       ==========

Net income per BAC                                $    .25      $    .25     $      .76       $      .80
                                                  ========      ========      ==========       ==========




See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                       Total     Limited Partners    General Partner
                                                    -----------  ----------------    ---------------
Partners' capital (deficit) - January 1, 1996       $29,882,610     $29,953,555       $    (70,945)

Net income                                            1,425,745       1,397,230             28,515

Distributions                                        (1,962,424)     (1,923,176)           (39,248)
                                                    -----------     -----------       ------------
Partners' capital (deficit) - September 30, 1996    $29,345,931     $29,427,609       $    (81,678)
                                                    ===========     ===========       ============





See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                             -------------------------
                                                                                1996           1995
                                                                             ----------     ----------
Cash flows from operating activities:

Net income                                                                   $1,425,745     $1,499,174

Adjustments to reconcile net income to net cash provided by operating activities:

  Amortization expense                                                          210,135        210,135
  Amortization of interest rate buydown                                          (1,089)        (1,089)
  Increase in accrued interest receivable                                      (160,909)       (86,019)
  Decrease in accounts payable and other liabilities                            (29,930)       (25,923)
  (Decrease) increase in due to general partner and affiliates                 (172,005)        59,952
                                                                             ----------     ----------
  Net cash provided by operating activities                                   1,271,947      1,656,230
                                                                             ----------     ----------

Cash flows from investing activities:

  Increase in investment in loans                                                     0       (430,578)
  Receipt of principal on mortgage loans                                         99,394         93,433
                                                                             ----------     ----------
  Net cash provided by (used in) investing activities                            99,394       (337,145)
                                                                             ----------     ----------
Cash flows from financing activities:

  Distributions to partners                                                  (1,962,424)    (1,962,424)
                                                                             ----------     ----------
Net decrease in cash and cash equivalents                                      (591,083)      (643,339)

Cash and cash equivalents at beginning of period                              1,218,363      1,877,953
                                                                             ----------     ----------
Cash and cash equivalents at end of period                                   $  627,280     $1,234,614
                                                                             ==========     ==========



See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1  -   General

         The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996. However, the operating results for the nine months ended September 30, 1996 may not be indicative of the results for the year.

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

         Information relating to investments in mortgage loans and equity loans as of September 30, 1996 is as follows:

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 2  -   Investments in Loans (continued)

                                                                                         Amounts Advanced
                                                          -------------------------------------------------------------------------
                      Number of    Date of     Final                                         Total       Investments    Investments
                      Apartment    Invest-    Maturity     Mortgage                         Amounts      in Loans at    in Loans at
Property/Location       Units       ment        Date         Loans       Equity Loans      Advanced       9/30/96 (F)   12/31/95 (F)
-----------------------------------------------------------------------------------------------------------------------------------
Mortenson Manor         104         8/90        8/30      $4,974,090      $  577,885     $ 5,551,975    $ 5,116,933     $ 5,179,892
Apts./
Ames, IA

Windemere Apts./        204         9/90        9/30       8,110,300         736,550       8,846,850      8,350,744       8,425,212
Wichita, KS

Fieldcrest III          112         8/91        8/31       3,343,700         383,300       3,727,000      3,524,730       3,558,414
Apts./
Dothan, AL

Holly Ridge II          144         3/93        3/33       5,310,100         684,400       5,994,500      5,754,067       5,811,445
Apts./
Gresham, OR

Willow Trace            152         6/93        6/28       4,420,000         680,000       5,100,000      4,837,247       4,899,660
Apts./
Tuscaloosa, AL
                                                         --------------------------------------------------------------------------
Total                                                    $26,158,190      $3,062,135     $29,220,325    $27,583,721     $27,874,623
                                                         ==========================================================================



                                              Interest earned by the Partnership during 1996
                              --------------------------------------------------------------------------------
                                            Non-contingent                   Contingent
                              --------------------------------------------------------------------------------
                                                           Default       Annual      Cash Flow
                              Construc-   Base Interest    Interest       Yield     Participation       Total
                                 tion         Amount/       Amount/      Amount/       Amount/        Interest
Property/Location              Rate (A)      Rate (B)      Rate (C)      Rate (D)     Rate (E)         Earned
--------------------------------------------------------------------------------------------------------------
Mortenson Manor                 13.00%    $  231,019      $ 72,757       $    0       $     0       $  303,776
Apts./                                         6.45%         1.98%        0.97%         30.0%
Ames, IA

Windemere Apts./                13.00%       475,809        97,179            0             0          572,988
Wichita, KS                                    7.95%         1.60%        1.09%        30.00%

Fieldcrest III                  10.18%       214,948         1,759            0         8,216          224,923
Apts./                                         8.68%         0.07%        1.36%        30.00%
Dothan, AL

Holly Ridge II                  10.25%       321,642        65,884          N/A             0          387,526
Apts./                                         8.25%         1.64%                     25.00%
Gresham, OR

Willow Trace                       N/A       270,957        42,643          N/A        22,924          336,524
Apts./                                         8.37%        1.287%                     30.00%
Tuscaloosa, AL
                                          --------------------------------------------------------------------
Total                                     $1,514,375      $280,222       $    0       $31,140       $1,825,737
                                          ====================================================================


(A) The Partnership did not receive any construction interest during 1996, as construction was completed prior to 1995 on all properties.
(B) Base interest on the mortgages is that amount that is insured/co-insured by HUD and is being shown net of service fee.
(C) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by Partnership interests. Fieldcrest's default rate was reduced during 11/95, as per the Additional Interest documents, to 0.07% over the Base Rate.
(D) Annual Yield is the amount over the default rate and is contingent upon property cash flow.
(E) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Fieldcrest and Willow Trace provided sufficient cash flow in 1995 to pay the Partnership a participation during 1996.
(F) The Investments in Loans amount reflects the unpaid balance of the mortgage loans and the unamortized balance of the equity loans.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 2  -   Investments in Loans (continued)

         Investments in loans at January 1, 1996               $27,874,623

         Additions:
            Fieldcrest III discount amortization                     1,089

         Deductions:
            Amortization of equity loans                          (192,597)
            Collection of principal - Mortenson                    (26,842)
                                    - Windemere                    (28,434)
                                    - Fieldcrest III                (9,602)
                                    - Holly Ridge                  (14,603)
                                    - Willow Trace                 (19,913)
                                                               -----------
         Investments in loans at September 30, 1996            $27,583,721
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

         At September 30, 1996, all of the loans due to the Partnership are current (when taking into account the modification agreement discussed below). Mortenson has not fully paid its default interest of approximately $165,000 for each of the years ended December 31, 1994 and 1993. As a result, an allowance in the amount of $285,000 was established at December 31, 1994 relating to the default interest. During May 1995, the property paid approximately $45,000 of the default interest for 1994, which was not included in the allowance at December 31, 1994.

         The operations of Mortensen have not been able to support the payment of the required interest. Accordingly, effective January 1, 1995 the Partnership entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the Default Rate was defined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the calculation of participation percentages. Mortensen also agreed to defer the management fee payable up to the Default Rate. Pursuant to this modification agreement, default interest for the nine months ended September 30, 1996 and the year ended December 31, 1995 in the amounts of approximately $73,000 and $98,000, respectively, have been accrued.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 3  -   Related Parties

         The costs incurred to related parties for the three and nine months ended September 30, 1996 and 1995 were as follows:

                               Three Months Ended           Nine Months Ended
                                   September 30,               September 30,
                              ---------------------      ----------------------
                               1996          1995         1996           1995
                              -------       -------      --------      --------
Partnership management
  fees (a)                    $38,266       $38,266      $114,799      $114,799
Expense reimbursement (b)      24,981        17,500        58,958        66,351
                              -------       -------      --------      --------
                              $63,247       $55,766      $173,757      $181,150
                              =======       =======      ========      ========

         (a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. As of September 30, 1996 and December 31, 1995, a balance of $267,556 and $382,355, respectively, was due to the General Partner for these fees.

         (b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs assets monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans. As of September 30, 1996 and December 31, 1995, the General Partner and its affiliates were due $27,470 and $84,676, respectively, relating to these costs.

         RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.


NOTE 4  -   Subsequent Event

         It is anticipated that during November 1996, a distribution of $648,164 and $13,228 will to be paid to BACholders and the General Partner, respectively, representing the 1996 third quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

         The Partnership received $36,733,200 in gross proceeds from the sale of BACs pursuant to twenty-one investor closings during the period July 28, 1989 through May 23, 1991, resulting in net proceeds of approximately $32,031,000 available for investment, after payment of sales commissions, offering and organization expenses, loan origination fees and establishment of a working capital reserve. As of September 30, 1996, $29,220,325 of the net proceeds available for investment have been used to fund five mortgage loans and five noninterest bearing equity loans. The remaining proceeds of the Offering of approximately $2,800,000 were temporarily invested and are being utilized as a working capital reserve. No further issuance of BACs is anticipated.

         Other sources of Partnership funds included interest earned on (1) investments in mortgage loans, and (2) net offering proceeds which were invested in money market instruments pending investment of mortgage loans.

         During the nine months ended September 30, 1996, Partnership cash and cash equivalents decreased by approximately $591,000. Cash provided by operating activities and collections of principal were approximately $1,272,000 and $99,000, respectively, and distributions paid to partners approximated $1,962,000. Included in the adjustments to reconcile the net income to cash flow from operations is amortization of approximately $210,000.

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

         Distributions of approximately $1,923,000 made to the limited partners or BACs holders for each of the nine months ended September 30, 1996 and 1995 were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. A total of approximately $39,000 was distributed to the General Partner during each of the nine months ended September 30, 1996 and 1995.

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

Results of Operations
---------------------

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

Three and Nine Months Ended September 30, 1996
Compared with Three and Nine Months Ended September 30, 1995
------------------------------------------------------------

         Results of operations for the three and nine months ended September 30, 1996 and 1995 consisted primarily of interest income of approximately $598,000 and $585,000 and approximately $1,826,000 and $1,886,000, respectively, earned from investments in mortgage loans.

         Interest income from temporary investments decreased approximately $5,000 and $19,000 for the three and nine months ended September 30, 1996, as compared to the same periods in 1995 primarily due to lower cash and cash equivalents balances.

         General and administrative expenses-related parties increased by approximately $7,000 for the three months ended September 30, 1996 as compared to the same period in 1995 primarily due to an under-accrual of expense reimbursements to the General Partner at June 30, 1996.

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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.



                                    By:  CIP ASSOCIATES, INC.
                                         General Partner



Date:  November 13, 1996                 By: /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes
                                             Vice President
                                             (Principal Financial Officer)



Date:  November 13, 1996                 By: /s/ Richard A. Palermo
                                             ----------------------
                                             Richard A. Palermo
                                             Treasurer
                                             (Principal Accounting Officer)