Form 10-K
period 1996-12-31
CAPITAL MORTGAGE PLUS L P
filed 1997-04-02
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996
                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3502020
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

625 Madison Avenue, New York, New York                                 10022
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial Assignment Certificates

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's prospectus dated May 10, 1989, as supplemented July 7, 1989, January 8, 1990, February 9, 1990, May 18, 1990, and October 24, 1990, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 27.

                                     PART I


Item 1.       Business.

General

     Capital Mortgage Plus L.P. (the "Registrant") is a limited partnership which was formed under the laws of the State of Delaware on November 23, 1988. The sole general partner of the Registrant is CIP Associates, Inc., a Delaware corporation (the "General Partner"). The General Partner manages and controls the affairs of the Registrant. See Item 10, Directors and Executive Officers of the Registrant, below.

     On May 10, 1989 the Registrant commenced a public offering (the "Offering") representing assignments of Beneficial Assignment Certificates of limited partnership interests ("BACs"), managed by IDS Financial Services Inc. (the "Dealer Manager"), a subsidiary of IDS Financial Corporation, pursuant to a prospectus dated May 10, 1989, as supplemented (the "Prospectus").

     Pursuant to the Offering, the Registrant received $36,733,200 of Gross Proceeds from 3,545 investors, resulting in net proceeds of approximately $32,031,000 available for investment, after payment of sales commissions, offering and organization expenses, loan origination fees and establishment of a working capital reserve. The final closing of the Offering occurred on May 23, 1991 and no further issuance of BACs is anticipated. See also Item 5, Market for the Registrant's Common Equity and Related Security Holder Matters.

     The Registrant's principal investment objectives are to: (i) preserve and protect the Registrant's capital; (ii) provide quarterly cash distributions of adjusted cash from operations; and (iii) provide additional distributions from additional interest arising from participations in the annual cash flow of the developments and/or the sale or refinancing of a development. Due to the depressed state of the real estate market in recent years, there can be no assurance that all of the objectives can be achieved. Although there have been some payments of additional interest, they have not yet been sufficient to increase distributions.

     The Registrant has originated federally insured and co-insured first mortgage construction and permanent loans ("Mortgages") to finance multi-family residential rental properties ("Developments") developed by unaffiliated entities. All base interest and initially at least 90% in the aggregate of the principal of the Mortgages in which the Registrant invests are insured or coinsured by the Department of Housing and Urban Development ("HUD") and Related Mortgage Corporation ("RMC"), an affliate of the General Partner. The remaining 10% of the Registrant's portfolio is comprised of uninsured non-interest bearing equity loans made directly to the same developers as the Mortgages for, among other purposes, defrayal of certain specific cash requirements of the properties. The Registrant has made five mortgage loans in the aggregate amount of $26,158,190 and five non-interest bearing equity loans in the aggregate amount of $3,062,135 in connection with five multi-family projects. The balance of the Gross Proceeds, $2,810,675, was temporarily invested and is being utilized as a working capital reserve.

     The Registrant is engaged solely in the business of investing in Mortgages and equity loans; therefore, presentation of industry segment information is not applicable.

     The following table lists the mortgage loans and equity loans which the Registrant holds as of March 3, 1997:

                                                   Mortgage       Equity             Interest Rate
                                   Date of         Loan           Loan               on Mortgage
Project             Location       Investment      Amount (2)     Amount(10)         Loan(1) (9)       Term(8)
-------             --------       ----------      ----------     ----------         -----------       -------
Mortenson Manor      Ames,                                                            8.43%-
Apartments (3)       Iowa           8/31/90      $  4,974,090    $     577,885        9.4%             40 years

Windemere            Wichita,                                                         9.55%-
Apartments (4)       Kansas         9/28/90      $  8,110,300    $     736,550        10.64%           40 years

Fieldcrest           Dothan,                                                          8.75%-
III Apartments (5)   Alabama        8/27/91      $  3,343,700    $     383,300        10.11%           40 years

Holly Ridge II       Gresham,
Apartments (6)       Oregon         3/16/93      $  5,310,100    $     684,400        9.89%            40 years

Willow Trace         Tuscaloosa,
Apartments (7)       Alabama        6/18/93      $  4,420,000    $     680,000        9.657%           35 years
                                                  -----------     ------------
                                                 $ 26,158,190    $   3,062,135
                                                 ============    =============

     (1) The minimum interest rate shown above includes interest payable under the first mortgage note plus additional interest payable pursuant to the terms of a Limited Operating Guaranty agreement for Fieldcrest III Apartments ("Fieldcrest") and the Additional Interest Guaranty agreements for Mortenson Manor Apartments ("Mortenson"), Windemere Apartments ("Windemere"), Holly Ridge II Apartments ("Holly Ridge") and Willow Trace Apartments ("Willow Trace").

     (2) The Mortenson and Windemere mortgage loans are co-insured by HUD and RMC. The Fieldcrest, Holly Ridge and Willow Trace mortgage loans are fully insured by HUD. As of March 9, 1997, all loan amounts have been disbursed.

     (3) Cost certification on Mortenson occurred in November 1991 and amortization of the loan began during September 1991. The property was 100% occupied as of March 9, 1997. The property achieved Final Endorsement during February 1992. The Registrant has received approximately $168,400 as of December 31, 1996 from Mortenson representing partial repayment of the mortgage loan. Default Interest payments of approximately $85,000, $98,000, $119,000 and $165,000 for the years ended December 31, 1996, 1995, 1994 and 1993, respectively, have not been received and, as a result, an allowance for uncollectability amounted to approximately $442,000 and $285,000 at December 31, 1996 and 1995, respectively. The operations of Mortenson have not been able to support the payment of the required interest. Accordingly, effective January 1, 1995 the Registrant entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the Default Rate was redefined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest shall not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the calculation of participation percentages. Mortenson also agreed to defer the management fee payable up to the Default Rate. Since the Guaranteed Rate Guaranty Period expired, pursuant to its terms, payment of interest in excess of 8.43% is contingent upon the amount of the distributable cash, which is dependent upon the future results of operations, or net proceeds of the capital transactions of the mortgagor. In addition to the interest rate during the post-construction period, the Registrant will be entitled to 30% of cash flow remaining after payment of 9.4% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds. During the first quarter of 1997, the Registrant received a Default Interest Payment of approximately $25,000, representing partial payment for 1996.

     (4) Cost certification on Windemere occurred in June 1992 and amortization of the loan began the same month. The property was 95% occupied as of March 9, 1997. Windemere achieved Final Endorsement during July 1992. The Registrant has received approximately $153,000 as of December 31, 1996 from Windemere representing partial repayment of the mortgage loan. The interest rate during the Guaranteed Rate Guaranty period was 10.64%. Since the Guaranteed Rate Guaranty Period expired at the end of August 1993, payment of interest in excess of 9.55% is contingent upon the amount of the distributable cash, which is dependent upon the future results of operations, or net proceeds of capital transactions of the mortgagor. A Default Interest payment of approximately $130,000 for the period January 1996 to December 1996 expected to be received during the second quarter of 1997. In addition to the interest rate during the post-construction period, the Registrant will be entitled to 30% of cash flow remaining after payment of 10.64% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds.

     (5) Cost certification on Fieldcrest occurred in August 1992. The property was 95% occupied as of March 9, 1997. Final endorsement was achieved during November 1992 and amortization of the loan began the same month. The Registrant has received approximately $49,400 as of December 31, 1996 from Fieldcrest representing partial repayment of the mortgage loan. The mortgage loan has a term of 40 years and bears interest at a rate ranging from 8.75% to 10.11% during the post-construction period of which 8.75% is insured by HUD. The interest rate during the Guaranteed Rate Guaranty Period is 10.11%. The Guaranteed Rate Guaranty Period terminated in November 1995. As a result, any amount of the Default Rate of 8.75% is contingent on the property's ability to produce cash flow in excess of this amount. A Default Interest payment of approximately $2,300 for the period January 1996 to December 1996 is expected to be received during the second quarter of 1997. In addition to the interest rate during the post-construction period, the Registrant will be entitled to receive payment of 30% of cash flow remaining after payment of 10.11% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds.

     (6) Cost certification on Holly Ridge occurred in July 1994 and amortization of the loan began during September 1994. The property was 97% occupied as of March 9, 1997. The fully insured 221(d)(4) mortgage loan is for $5,310,100. In connection with this loan, $5,994,500 was advanced to the borrower as of December 31, 1995, of which $684,400 represented the equity loan. The Registrant has received approximately $43,500 as of December 31, 1996 from Holly Ridge representing partial repayment of the mortgage loan. The mortgage loan has a term of 40 years and bore interest at 10.25% during the construction period and bears interest at 8.25% to 9.89% during the post-construction period of which 8.25% is insured by HUD. In addition to the interest rate during the post-construction period, the Registrant will be entitled to 30% of cash flow remaining after payment of 9.89% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds. Payments at the rate of 9.89% are guaranteed by the developer for three years after September 1, 1994. A Guaranteed Interest payment of approximately $22,000 for the period October 1996 to December 1996 is expected to be received during the second quarter of 1997.

     (7) On June 18, 1993, the Registrant closed the investment in Willow Trace, a 152 unit project, which had completed construction, located in Tuscaloosa, Alabama. The property was 95% occupied as of March 9, 1997. The 223(f) mortgage loan in the amount of $4,420,000 is fully insured by HUD. The Registrant provided an additional $680,000 as a non-interest bearing equity loan to the developer. The Registrant has received approximately $83,100 as of December 31, 1996 from Willow Trace representing partial repayment of the mortgage loan. The mortgage loan has a term of 35 years and bears interest at 8.37% to 9.65% during the permanent period of which 8.37% is insured by HUD. In addition to the interest rate during the permanent period, the Registrant is entitled to 30% of cash flow remaining after payment of 9.657% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds. A Default Interest payment of approximately $19,000 for the period September 1996 to December
1996 is expected to be received during the first quarter of 1997. In addition, the Registrant expects to receive approximately $15,000 during March 1997, representing 30% of cash flow after payment of Default Interest. Payments at the rate of 9.657% are guaranteed by the developer for three years after June 18, 1993.

     (8) All loans have call provisions effective ten years following final endorsement and a grace period. The Registrant, in order to enforce such provisions, would be required to terminate the mortgage insurance contract with FHA (and/or the coinsurer) not later than the accelerated payment date. Since the exercise of such option would be at the Registrant's discretion, it is intended to be exercised only where the Registrant determines that the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment. The Registrant presently expects to dispose of such loans within 10 to 15 years after acquisition.

     (9) Construction has been completed on all properties.

     (10) Equity loans are non-interest bearing.

     Following is the interest income from mortgage loans as a percentage of total revenues.

                                     1996             1995              1994
                                     ----             ----              ----

     Mortenson                       16%              16%               19%
     Windemere                       31               31                28
     Fieldcrest                      12               13                14
     Holly Ridge                     21               20                20
     Willow Trace                    18               17                17

Competition

     The Registrant's business is affected by competition to the extent that the underlying properties from which it is to derive interest and principal payments may be subject to competition from neighboring properties. In particular, the receipt of additional interest and the repayment of the equity loans, neither of which is insured or guaranteed by government or quasi-government agencies, is dependent upon the economic performance of the underlying properties which could be adversely affected by competitive conditions.

Employees

     The Registrant does not directly employ anyone. All services are performed for the Registrant by its General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Registrant reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Registrant in accordance with the Partnership Agreement.

Item 2.       Properties.

              The Registrant does not own or lease any property.

Item 3.       Legal Proceedings.

              There are no material legal proceedings pending against or involving the Registrant.

Item 4.       Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

     As of December 31, 1996, the Registrant had issued and outstanding 1,836,660 limited partnership interests ("Limited Partnership Interests"), each representing a $20 capital contribution to the Registrant, for aggregate gross proceeds of $36,733,200. All of the issued and outstanding Limited Partnership Interests have been issued to Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which has issued Beneficial Assignment Certificates ("BACs"), each BAC representing all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BACs. There is currently no established public trading market for BACs and it is not anticipated that BACs will be listed for trading on any securities exchange or included for quotation on the Nasdaq National Market.

     All of the Registrant's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

     There are no material legal restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Amended and Restated Agreement of Limited Partnership. The Registrant currently expects that cash distributions will be paid in the future from revenues from operations, reserves and the accrual without payment of fees and certain expense reimbursements, however, distributions may decrease after the expiration of the remaining Guaranteed Rate Guaranty Periods which are outstanding for two of the Registrant's investments. See also Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1, Business.


Distribution Information

     Cash distributions per BAC made to the limited partners or BACs holders for the following quarters in 1996, 1995 and 1994 were as follows:

                         1st Quarter        2nd Quarter      3rd Quarter      4th Quarter
                         -----------        -----------      -----------      -----------
    1996                    .3452               .3490           .3529             .3529
    1995                    .3452               .3490           .3529             .3529
    1994                    .3452               .3490           .3529             .3529

     Quarterly distributions are made 45 days following the close of the calendar quarter.

     A total of $7,713,992 was distributed to the limited partners or BACs holders in 1996, 1995 and 1994. The Registrant utilized the original working capital reserve, in the aggregate amount of $477,532, for distributions from 1989 through 1991, which is considered to be a return of capital. An additional working capital reserve of approximately $2,800,000 was formed from uninvested offering proceeds, a portion of which was applied to pay a part of the 1996, 1995 and 1994 distributions (which is considered to be a return of capital). Approximately $897,000, $669,000 and $932,000 of the $2,571,000 paid to the limited partners or BACs holders in each of the years ended December 31, 1996, 1995 and 1994, respectively, represented a return of capital on a generally accepted accounting principles (GAAP) basis (the return of capital on a GAAP basis is calculated as BACs holder distributions less net income allocated to the limited partners or BACs holders). A total of $157,429 was distributed to the General Partner in 1996, 1995 and 1994.

     Since Guaranteed Rate Guaranty Period Interest or contingent interest, when such period has expired, on some of the mortgage loans is paid semi-annually, a portion of the 1996 fourth quarter distribution (of which approximately $648,000 and $13,000 was paid to BACs holders and the General Partner, respectively) has been funded from cash provided from earnings during the period from January 1, 1997 through the distribution date, February 14, 1997. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the effect of fee deferments and the expiration of the Guaranteed Rate Guaranty Period on the distributions.


Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8 hereof.

                                                                               Year ended December 31,
                                                  ----------------------------------------------------------------------------------
OPERATIONS                                           1996              1995              1994             1993               1992
                                                  ----------        ----------        ----------        ----------        ----------
Interest income:
   Mortgage loans                                 $2,423,058        $2,448,891        $2,477,238        $2,161,784        $1,654,204
   Temporary investments                              39,064            64,534            57,421           211,561           258,382
REMIC certificates                                         0                 0                 0                 0           536,133
Other income                                           2,202             1,952             2,002             1,604           154,763
                                                  ----------        ----------        ----------        ----------        ----------

Total revenues                                     2,464,324         2,515,377         2,536,661         2,374,949         2,603,482

Operating expenses                                   755,839           574,172           864,336           536,559           543,279
                                                  ----------        ----------        ----------        ----------        ----------
Net income                                        $1,708,485        $1,941,205        $1,672,325        $1,838,390        $2,060,203
                                                  ==========        ==========        ==========        ==========        ==========

Net income per BAC                                $     0.91        $     1.04        $     0.89        $     0.98        $     1.10
                                                  ==========        ==========        ==========        ==========        ==========

                                                                         Year ended December 31,
                                      ----------------------------------------------------------------------------------------------
FINANCIAL POISTION                         1996                1995               1994                1993                 1992
                                      -------------       -------------       -------------       -------------       --------------

Total assets                          $  29,292,812       $  30,383,120       $  30,973,591       $  31,989,902       $   32,748,464
                                      =============       =============       =============       =============       ==============
CASH DISTRIBUTIONS

Distributions per BAC                 $        1.40       $        1.40       $        1.40       $        1.40       $         1.40
                                      =============       =============       =============       =============       ==============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

     The Registrant received $36,733,200 in gross proceeds for BACs pursuant to twenty-one investor closings during the period July 28, 1989 through May 23, 1991, resulting in net proceeds of approximately $32,031,000 available for investment, after payment of sales commissions, offering and organization expenses, loan origination fees and establishment of a working capital reserve. As of December 31, 1996, $29,220,325 of the net proceeds available for investment have been disbursed. The remaining proceeds of the Offering of approximately $2,800,000 were temporarily invested and are being utilized as a working capital reserve. No further issuance of BACs is anticipated.

     Other sources of Registrant funds included interest earned on (1) investments in mortgage loans (see also Item 1, Business), (2) net offering proceeds which were invested pending investment of mortgage loans and (3) the working capital reserve.

     During the year ended December 31, 1996, cash and cash equivalents of the Registrant decreased by approximately $651,000. Cash provided by operating activities and collections of principal on mortgage loans were approximately $1,839,000 and $134,000, respectively, and distributions paid to partners approximated $2,624,000. Included in the adjustments to reconcile the net income to cash flow from operations is amortization of approximately $280,000 and provision for bad debts of approximately $157,000.

     In addition, the General Partner has allowed the accrual without payment of the partnership management fee through 1992 in an aggregate amount equal to approximately $268,000. Since 1992, substantially all partnership management fees and expense reimbursements have been paid. See Note 4-Related Parties, in Notes to Financial Statements, included in Item 8 below. In future years, a portion of the working capital reserve may be used to pay accrued and unpaid fees and/or distributions in the event that cash generated from operations is not sufficient to maintain current distribution levels and repay such fees. Distributions in 1996 and prior years have been supplemented by a portion of working capital reserves.

     The Registrant anticipates that cash generated from operations and invested in temporary investments, including the working capital reserve, will be sufficient to cover anticipated expenses in 1997.

     Distributions of approximately $2,571,000 made to the limited partners or BACs holders for each of the years ended December 31, 1996 and 1995 were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. A total of approximately $52,000 was distributed to the General Partner for each of the years ended December 31, 1996 and 1995.

     The level of future distributions will depend on results of operations. Furthermore, the expiration of the Guaranteed Rate Guaranty Periods, two of which expired in 1993, one of which expired in 1995, one of which expired in 1996, and one of which will expire during 1997 (see Item 1, Business) may have an adverse affect on future distributions if contingent interest is not realized on the mortgage loans.

     Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Registrant's investments in mortgage loans are insured or co-insured by HUD and a private mortgage lender (which is an affiliate of the General Partner). The Registrant's investments in uninsured non-interest bearing equity loans (which represent approximately 10% of the Registrant's portfolio) are secured by a Registrant interest in properties which are diversified by location so that if one area of the counrty is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

1996 vs. 1995

     Results of operations for the years ended December 31, 1996 and 1995 consisted primarily of interest income of approximately $2,423,000 and $2,449,000, respectively, earned from investments in mortgage loans.

     Interest income from mortgage loans remained fairly constant for the year ended December 31, 1996 as compared to 1995. Interest income from temporary investments decreased approximately $25,000 for 1996 as compared to 1995 primarily due to lower cash and cash equivalents balances.

     General and administrative expenses-related parties increased approximately $25,000 for the year ended December 31, 1996 as compared to 1995 primarily due to higher expense reimbursements to the General Partner in 1996 as well as an underaccrual of such reimbursements at December 31, 1995.

     A provision for bad debts of approximately $157,000 was charged for the year ending December 31, 1996 representing the 1996 and 1995 Guaranteed Interest due from Mortenson.

1995 vs. 1994

     Results of operations for the years ended December 31, 1995 and 1994 consisted primarily of interest income of approximately $2,449,000 and $2,477,000, respectively, earned from investments in mortgage loans.

     Interest income from mortgage loans remained fairly constant for the year ended December 31, 1995 as compared to 1994. Interest income from temporary investments increased approximately $7,000 for 1995 primarily due to higher interest rates.

     General and administrative expenses increased approximately $26,000 for the year ended December 31, 1995 as compared to 1994. This was mainly due to an overaccrual of legal expenses at December 31, 1993, which was reversed in the fourth quarter of 1994. General and administrative expenses-related parties decreased approximately $29,000 for the year ended December 31, 1995 as compared to 1994 primarily due to lower expense reimbursements to the General Partner in 1995.

     There was no additional provision for bad debts charged for the year ended December 31, 1995 due to the modification agreement with the guarantors of the Mortenson mortgage.

Recent Financial Accounting Standards

     On January 1, 1996, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     On January 1, 1996, the Registrant adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This standard eliminates the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions.

     The adoption of these standards has not materially affected the Registrant's reported earnings, financial condition or cash flows, because this is essentially the same method utilized previously to measure and record asset impairments or to record mortgage servicing rights.

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and in December, 1996 issued

SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of SFAS No.
125. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively and earlier or retroactive application is not permitted. SFAS No. 127, defers the effective date of SFAS No. 125 for certain transactions to be after December 31, 1997 for the transfers of certain financial assets and certain other transactions and established all transfers of financial assets into two broad categories.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure". SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements the pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

     The implementation of these standards is not expected to materially affect the Registrant's financial statements because retroactive application is not permitted relating to its servicing of financial assets and the Registrant is essentially utilizing the same method for the reporting of transfers and extinguishments of liabilities, and the Registrant's earnings per share (BAC) would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

Item 8.  Financial Statements and Supplementary Data.

(a) 1.   Financial Statements                                                                     Page
                                                                                                  ----
         Independent Auditors' Report                                                              12

         Statements of Financial Condition as of December 31, 1996 and 1995                        13

         Statements of Income for the years ended December 31, 1996, 1995 and
         1994                                                                                      14
         Statements of Changes in Partners' Capital (Deficit) for the years
         ended December 31, 1996, 1995 and 1994                                                    15

         Statements of Cash Flows for the years ended December 31, 1996, 1995 and
         1994                                                                                      16

         Notes to Financial Statements                                                             17

                   [Letterhead of Reznick, Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Capital Mortgage Plus L.P.



     We have audited the accompanying statement of financial condition of Capital Mortgage Plus L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995 and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mortgage Plus L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                 /s/ Reznick, Fedder & Silverman
Boston, Massachusetts                                REZNICK, FEDDER & SILVERMAN
March 26, 1997

                    [Letterhead of Reznick, Fedder, Silverman]

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                December 31,
                                                                       ----------------------------
                                                                           1996            1995
                                                                       ------------    ------------

Investments in loans (Note 3)                                          $ 27,485,450    $ 27,874,623
Cash and cash equivalents                                                   567,460       1,218,363
Accrued Interest Receivable (net of allowance of $442,138
   and $285,000, respectively)                                              365,663         392,511
Loan origination costs (net of accumulated amortization
   of $118,499 and $95,115, respectively)                                   874,239         897,623
                                                                       ------------    ------------

Total Assets                                                           $ 29,292,812    $ 30,383,120
                                                                       ============    ============
                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and other liabilities                              $     27,704    $     33,479
   Due to general partner and affiliates (Note 4)                           297,828         467,031
                                                                       ------------    ------------

Total liabilities                                                           325,532         500,510
                                                                       ------------    ------------

Partners' capital (deficit):
   Limited Partners (1,836,660 BACs issued and outstanding) (Note 1)     29,056,531      29,953,555
   General Partner                                                          (89,251)        (70,945)
                                                                       ------------    ------------

Total partners' capital                                                  28,967,280      29,882,610
                                                                       ------------    ------------

Total Liabilities and Partners' Capital                                $ 29,292,812    $ 30,383,120
                                                                       ============    ============


See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME


                                                  Years Ended December 31,
                                          --------------------------------------
                                             1996          1995          1994
                                          ----------    ----------    ----------
Revenues:

   Interest income:
     Mortgage loans (Note 3)              $2,423,058    $2,448,891    $2,477,238
Temporary investments                         39,064        64,534        57,421
   Other income                                2,202         1,952         2,002
                                          ----------    ----------    ----------

     Total revenues                        2,464,324     2,515,377     2,536,661
                                          ----------    ----------    ----------

Expenses:

   General and administrative                 81,012        81,659        55,294
   General and administrative-
     related parties (Note 4)                237,509       212,333       241,769
   Provision for bad debts                   157,138             0       285,000
   Amortization                              280,180       280,180       282,273
                                          ----------    ----------    ----------

     Total expenses                          755,839       574,172       864,336
                                          ----------    ----------    ----------

     Net income                           $1,708,485    $1,941,205    $1,672,325
                                          ==========    ==========    ==========
Net income per BAC                        $     0.91    $     1.04    $     0.89
                                          ==========    ==========    ==========



See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      Total     Limited Partners  General Partner
                                                  ------------  ----------------  ---------------
Partners' capital (deficit) - January 1, 1994     $ 31,516,686    $ 31,554,948    $    (38,262)

Net income                                           1,672,325       1,638,879          33,446
Distributions                                       (2,623,817)     (2,571,340)        (52,477)
                                                  ------------    ------------    ------------

Partners' capital (deficit) - December 31, 1994     30,565,194      30,622,487         (57,293)

Net income                                           1,941,205       1,902,381          38,824
Distributions                                       (2,623,789)     (2,571,313)        (52,476)
                                                  ------------    ------------    ------------

Partners' capital (deficit) - December 31, 1995     29,882,610      29,953,555         (70,945)

Net income                                           1,708,485       1,674,315          34,170
Distributions                                       (2,623,815)     (2,571,339)        (52,476)
                                                  ------------    ------------    ------------

Partners' capital (deficit) - December 31, 1996   $ 28,967,280    $ 29,056,531    $    (89,251)
                                                  ============    ============    ============




See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                           -----------------------------------------
                                                               1996           1995           1994
                                                           -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                              $ 1,708,485    $ 1,941,205    $ 1,672,325

   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for bad debts                               157,138              0        285,000
         Amortization                                          280,180        280,180        282,273
         Amortization of interest rate buydown                  (1,452)        (1,452)        (1,452)
         Changes in operating assets and liabilities:
           Increase in other assets                           (130,290)       (42,571)      (117,635)
           Increase (decrease) in accounts payable
              and other liabilities                             (5,775)         3,479        (35,804)
           Increase (decrease) in due to general partner
              and affiliates                                  (169,203)        88,634        (29,015)
                                                           -----------    -----------    -----------

      Total adjustments                                        130,598        328,270        383,367
                                                           -----------    -----------    -----------

   Net cash provided by operating activities                 1,839,083      2,269,475      2,055,692
                                                           -----------    -----------    -----------

Cash flows from investing activities:
   Investments in loans                                              0       (430,578)      (603,041)
   Receipt of principal on mortgage loans                      133,829        125,302        101,419
                                                           -----------    -----------    -----------

   Net cash provided by (used in) investing activities         133,829       (305,276)      (501,622)
                                                           -----------    -----------    -----------

Cash flows from financing activities:
   Distributions to partners                                (2,623,815)    (2,623,789)    (2,623,817)
                                                           -----------    -----------    -----------

Net decrease in cash and cash equivalents                     (650,903)      (659,590)    (1,069,747)

Cash and cash equivalents at beginning of year               1,218,363      1,877,953      2,947,700
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year                   $   567,460    $ 1,218,363    $ 1,877,953
                                                           ===========    ===========    ===========


See accompanying notes to financial statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



NOTE 1 - General

     Capital Mortgage Plus L.P., a Delaware limited partnership (the "Partnership") commenced a public offering (the "Offering") on May 10, 1989 of 5,000,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests. The BACs represent an assignment of all of the economic and virtually all of the ownership rights attributable to the limited partnership interests in the Partnership. The BACs holders have virtually the same rights and, for all practical purposes, are limited partners of the Partnership.

     Pursuant to the Offering, the Partnership received $36,733,200 of gross proceeds from the BACs holders representing 1,836,660 BACs. The final close of the Offering occurred on May 23, 1991 and no further issuance of BACs is anticipated.

     The Partnership was organized on November 23, 1988 and will continue until December 31, 2041 unless terminated sooner under the provisions of its Partnership Agreement.

     The general partner of the Partnership is CIP Associates, Inc., a Delaware corporation (the "General Partner"). Related FI BUC$ Associates, Inc. is the Assignor Limited Partner of the Partnership. CIP Associates, Inc. and Related FI BUC$ Associates, Inc. are under substantially common ownership.

     The Partnership was formed to invest in insured or guaranteed mortgage investments. The Partnership has invested in first mortgage construction and permanent loans ("Mortgages") to finance multifamily residential rental properties ("Developments") developed by unaffiliated entities. After an initial period, a substantial portion of the Mortgages is expected to provide for additional interest based on the annual cash flow from the Developments and the proceeds of prepayments, sales or other dispositions. All base interest and initially at least 90% of the principal of the Mortgages is insured or coinsured by the Department of Housing and Urban Development ("HUD") and a private mortgage lender (which is an affiliate of the General Partner). The Partnership has also invested in uninsured equity loans made directly to developers of developments on which the Partnership holds a first mortgage.

     Net income and distributions of the Partnership are allocated 2% to the General Partner and 98% to the limited partners, until the limited partners have received an 11% per annum non-cumulative non-compounded return on their adjusted contributions as defined in the Amended and Restated Agreement of Limited Partnership. Thereafter, net income and distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     The distributions per BAC were $1.40 for 1996, 1995 and 1994. The 1996, 1995 and 1994 distributions were made from adjusted cash flow from operations and to a lesser extent were supplemented from working capital reserves, which was considered to be a return of capital. The General Partner has waived or allowed the accrual without payment of certain fees. See Note 4-Related Parties.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 2  -  Accounting Policies

   a)  Basis of Accounting

     The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP").

     The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Costs incurred to organize the Partnership, including but not limited to legal and accounting, were considered deferred organization costs. These costs were capitalized and were amortized over a 60 month period.

     Acquisition expenses incurred for the investment of mortgage loans have been capitalized and are included in loan origination costs, which are being amortized over the average expected lives of the respective mortgages when acquired.

     The equity loans are considered to be premiums paid to obtain the mortgage loans and are being amortized over the average expected lives of the respective mortgages.

     Interest rate buydowns are being amortized as an adjustment to the effective interest rate over the average expected lives of the respective mortgages.

    b)  Cash and Cash Equivalents

     Cash and cash equivalents include temporary investments with original maturity dates of less than 3 months when acquired and are carried at cost plus accrued interest, which approximates market.

    c)  Income Taxes

     The Partnership is not required to provide for, or pay, any federal income taxes. Income tax attributes that arise from its operation are passed directly to the individual partners. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

    d)  Reclassification

     Certain balances have been reclassified from the prior years to conform to the current year's presentation.

    e)  Changes in Accounting Principles

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 2  -  Accounting Policies (continued)

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

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and in December, 1996 issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of SFAS No. 125. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively and earlier or retroactive application is not permitted. SFAS No. 127, defers the effective date of SFAS No. 125 for certain transactions to be after December 31, 1997 for the transfers of certain financial assets and certain other transactions and established all transfers of financial assets into two broad categories.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure". SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements the pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

     The implementation of these standards is not expected to materially affect the Partnership's financial statements because retroactive application is not permitted relating to its servicing of financial assets and the Partnership is essentially utilizing the same method for the reporting of transfers and extinguishments of liabilities, and the Partnership's earnings per share (BAC) would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

                                                CAPITAL MORTGAGE PLUS L.P.
                                                  (a limited partnership)
                                               NOTES TO FINANCIAL STATEMENTS
                                             DECEMBER 31, 1996, 1995 and 1994
                                                        (Unaudited)
Note 3 - Investments in Loans

The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325.

Information relating to investments in mortgage loans and equity loans as of December 31, 1996 and 1995 is as follows:

                                                                                      Amounts Advanced
                                                            --------------------------------------------------------------------
                             Number of   Date of    Final                                  Total      Investments    Investments
                             Apartment   Invest-  Maturity    Mortgage                    Amounts     in Loans at   In Loans at
Property/Location              Units      ment      Date       Loans      Equity Loans    Advanced    12/31/96 (F)  12/31/95 (F)
-----------------              -----      ----      ----       -----      ------------    --------    ------------  ------------
Mortenson Manor                 104       8/90      8/30   $ 4,974,090    $   577,885   $ 5,551,975   $ 5,095,655   $ 5,179,892
Apts./
Ames, IA

Windemere Apts./                204       9/90      9/30     8,110,300        736,550     8,846,850     8,325,535     8,425,212
Wichita, KS

Fieldcrest III Apts./           112       8/91      8/31     3,343,700        383,300     3,727,000     3,513,361     3,558,414
Dothan, AL

Holly Ridge II                  144       3/93      3/33     5,310,100        684,400     5,994,500     5,734,738     5,811,445
Apts./
Gresham, OR

Willow Trace                    152       6/93      6/28     4,420,000        680,000     5,100,000     4,816,161     4,899,660
Apts./
Tuscaloosa, AL
                                                           -----------    -----------   -----------   -----------   -----------
Total                                                      $26,158,190    $ 3,062,135   $29,220,325   $27,485,450   $27,874,623
                                                           ===========    ===========   ===========   ===========   ===========


                                              Interest earned by the Partnership during 1996
                             -----------------------------------------------------------------------------
                                        Non-contingent                              Contingent
                             -----------------------------------       -----------------------------------
                                                          Default       Annual      Cash Flow
                            Construc-   Base Interest    Interest       Yield      Participation    Total
                              tion        Amount/         Amount/       Amount/       Amount/      Interest
                             Rate (A)    Rate (B)        Rate (C)      Rate (D)      Rate (E)       Earned
                             --------    --------        --------      --------      --------       ------
Mortenson Manor               13.00%   $   307,736       $ 97,095      $     0      $       0   $   404,831
Apts./                                        6.45%         1.98%         0.97%        30.00%
Ames, IA

Windemere Apts./              13.00%       634,027        129,729            0              0       763,756
Wichita, KS                                   7.95%         1.60%         1.09%        30.00%

Fieldcrest III Apts./         10.18%       286,455          2,349            0          8,216       297,020
Dothan, AL                                    8.68%         0.07%         1.36%        30.00%

Holly Ridge II                10.25%       428,654         87,964          N/A             0       516,618
Apts./                                       8.125%         1.64%          N/A         25.00%
Gresham, OR

Willow Trace                    N/A        360,995         56,914          N/A         22,924       440,833
Apts./                                        8.37%        1.287%          N/A         30.00%
Tuscaloosa, AL
                                       -----------       --------       ------      ---------   -----------
Total                                  $ 2,017,867       $374,051       $    0      $  31,140   $ 2,423,058
                                       ===========       ========       ======      =========   ===========


(A) The Partnership did not receive any construction interest during 1996, as construction was completed prior to 1996 on all properties.

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

(F) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $25,651,993 and $1,833,457, respectively, at December 31, 1996 and $25,784,370 and $2,090,253, respectively, at December 31, 1995.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3 - Investment in Loans (continued)

                                                    1996            1995
                                                -----------      -----------
Investment in loans January 1,                  $27,874,623      $27,824,691

Additions:
Construction draws      -Holly Ridge                      0          430,578
Fieldcrest III discount amortization                  1,452            1,452
                                                -----------      -----------

                                                      1,452          432,030
                                                -----------      -----------
Deductions:
Amortization of equity loans                       (256,796)        (256,796)
Collection of principal -Mortenson                  (36,080)         (33,833)
                        -Windemere                  (38,298)         (35,356)
                        -Fieldcrest III             (12,944)         (11,863)
                        -Holly Ridge                (19,674)         (19,565)
                        -Willow Trace               (26,833)         (24,685)
                                                -----------      -----------
                                                   (390,625)        (382,098)
                                                -----------      ------------
Investment in loans December 31,                $27,485,450      $27,874,623
                                                ===========      ===========

     The Mortenson Manor and Windemere Mortgages are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III, Holly Ridge and Willow Trace Mortgages are insured by HUD.

     In addition to the interest rate during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent loan interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds.

     The equity loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the projects. The equity loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are being amortized over the average expected lives of the respective Mortgages.

     The Fieldcrest general partner paid $17,440 to the Partnership as an interest rate buydown during the construction period. For financial reporting purposes, the fee is treated as an adjustment to the effective interest rate on the Mortgage.

     At December 31, 1996, all of the loans due to the Partnership are current (when taking into account the modification agreement discussed below). Mortenson has not paid its default interest of approximately $85,000, $98,000 and $119,000 for the years ended December 31, 1996, 1995 and 1994, respectively. During the first quarter of 1997, the Partnership received default interest of approximately $25,000, representing partial payment for 1996. As a result, an allowance for uncollectability relating to the default interest amounted to Approximately $442,000 and $285,000 at December 31, 1996 and 1995, respectively.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3 - Investment in Loans (continued)

     The operations of Mortenson have not been able to support the payment of the required interest. Accordingly, effective January 1, 1995 the Partnership entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the Default Rate was redefined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the calculation of participation percentages. Mortenson also agreed to defer the management fee payable up to the Default Rate. Pursuant to this modification agreement, default interest for 1996 and 1995 of approximately $97,000 and $98,000, respectively, has been accrued.

NOTE 4 - Related Parties

     The costs incurred to related parties for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                           1996             1995              1994
                                        ---------        ---------         ---------
     Partnership management fees (a)    $ 153,065        $ 153,065         $ 153,065
     Expense reimbursement (b)             84,444           59,268            88,704
                                        ---------        ---------         ---------

                                        $ 237,509        $ 212,333         $ 241,769
                                        =========        =========         =========

     (a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. During the years ended December 31, 1996, 1995 and 1994, payments of $267,864, $65,668 and $125,664 were made, respectively. The remaining balance of the 1995 fee of $114,799 was paid during January 1996. As of December 31, 1996 and 1995, a balance of $267,556 and $382,355, respectively, was due to the General Partner for these fees.

     (b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs assets monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans. During the years ended December 31, 1996, 1995 and 1994, payments of $138,849, $58,032 and $145,120 were made, respectively, relating to these costs. As of December 31, 1996 and 1995, the General Partner and its affiliates were due $30,271 and $84,676, respectively.

     RMC is a co-insurer on the Mortenson and Windemere Mortgages in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which will be paid by the mortgagors.

NOTE 5 -  Fair Value of Financial Instruments

     Financial Accounting Standards Board SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the estimated fair value of financial instruments, as defined by SFAS No. 107, be disclosed. Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract which creates obligations and rights to exchange cash and/or other financial instruments. SFAS No. 107 also requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 5 -  Fair Value of Financial Instruments (continued)

     Considerable judgement is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods/assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents

     Fair value is determined to be the carrying value because they mature in three months or less and do not represent unanticipated credit concerns.

Investments in loans

     Fair value is estimated based on market quotes provided by an independent mortgage company. The carrying value of the mortgage loans approximates fair value.

NOTE 6 - Subsequent Events

     On February 14, 1997, a distribution of $648,164 and $13,228 was paid to BAC holders and the General Partner, respectively, representing the 1996 fourth quarter distributions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Registrant has no directors or executive officers. The Registrant's affairs are managed and controlled by the General Partner. The General Partner was organized in Delaware in November 1988. The executive officers and director of the General Partner have held their positions as indicated below. Certain information concerning the director and executive officers of the General Partner is set forth below.

     The Registrant, the General Partner and its directors and executive officers, and any BACs holder holding more than ten percent of the Registrant's BACs are required to report their initial ownership of such BACs and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. The Registrant is not aware of any BACs holders who own more than ten percent of the BACs. Such executive officers, directors are required by Securities and Exchange Commission regulators to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied by the officers and directors of the General Partner on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.


CIP Associates Inc.

      Name                       Position                  Position Held Since
      ----                       --------                  -------------------

J. Michael Fried            President and Director               1988

Stephen M. Ross             Director                             1988

Stuart J. Boesky            Senior Vice President                1988

Alan P. Hirmes              Senior Vice President                1988

Richard A. Palermo          Treasurer                            1996

Lynn A. McMahon             Secretary                            1988


     J. MICHAEL FRIED, 52, is President and a Director of the General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), an affiliate of the General Partner, a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     STEPHEN M. ROSS, 56, is a Director of the General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. ("Related") in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

     STUART J. BOESKY, 40, is Vice President of the General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

     ALAN P. HIRMES, 42, is a Vice President of the General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     RICHARD A. PALERMO, 36, is Treasurer of the General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

     LYNN A. McMAHON, 41, is Secretary of the General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

     There are no family relationships between the foregoing directors or executive officers.

Item 11. Executive Compensation.

     The Registrant has no officers or directors. The Registrant does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Registrant. Such compensation may be based in part on the performance of the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See also Note 4-Related Parties, in Notes to the Financial Statements, included in Item 8 above.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 3, 1997, no person was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner owns any Limited Partnership Interests or BACs.

     As of March 3, 1997, the directors and officers of the General Partner as a group own, in the aggregate, 95.2% of the common stock of CIP Associates Inc.


Item 13. Certain Relationships and Related Transactions.

     The Registrant has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11, Executive Compensation and as set forth below. However, there have been no direct financial transactions between the Registrant and the directors and officers of the General Partner. See Note 4-Related Parties, in Notes to the Financial Statements, included in Item 8 above.

     The General Partner has allowed the accrual without payment of the partnership management fee through 1992 in an aggregate amount equal to approximately $268,000. Since 1992, substantially all partnership management fees and expense reimbursements have been paid. See Note 4-Related Parties, in Notes to Financial Statements, included in Item 8 above.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                   Sequential
                                                                                                      Page
(a) 1.        Financial Statements                                                                 ----------

              Independent Auditors' Report                                                              12

              Statements of Financial Condition as of December 31, 1996 and 1995                        13

              Statements of Income for the years ended December 31, 1996, 1995 and
              1994                                                                                      14

              Statements of Changes in Partners' Capital (Deficit) for the years ended
              December 31, 1996, 1995 and 1994                                                          15

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and
              1994                                                                                      16

              Notes to Financial Statements                                                             17

(a) 2.        Financial Statement Schedules

              All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes hereto.

(a) 3.        Exhibits

(3A)          The  Registrant's  Amended and Restated Agreement of Limited
              Partnership, incorporated by reference to Exhibit A to the Registrant's Prospectus, dated May 10, 1989 (the "Prospectus"), filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-26690.

(3B) The Registrant's Certificate of Limited Partnership, as amended, incorporated by reference to Exhibits 3B and 3C to the Registrant's Registration Statement on Form S-11, File No.
              33-26690, dated January 24, 1989 and to Exhibit 3D to Amendment
              No. 1 to such Registration Statement dated April 28, 1989

(3C) Amendment No. 1, dated July 7, 1989, to the Registrant's Amended and Restated Agreement of Limited Partnership

(10A)         Mortgage  Note, dated August 31,1990, with respect to Mortenson
              Manor Apartments in Ames, Iowa, in the principal amount of $4,974,900 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated August 31, 1990)

(10B)         Equity Loan Note dated August 31, 1990, with respect to Mortenson
              Manor Apartments in Ames, Iowa, in the principal amount of $577,885 (incorporated by reference to Exhibit 10(b) in the Registrant's Current Report on Form 8-K dated August 31, 1990)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                                   Sequential
                                                                                                      Page
                                                                                                   ----------

(10C) Subordinated Promissory Note, dated August 31, 1990 with respect to Mortenson Manor Partnership (incorporated by reference to Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated
              August 31, 1990)

(10D)         Mortgage Note, dated September 27, 1990, with respect to Windemere
              Apartments in Wichita, Kansas, in the principal amount of $8,110,300 (incorporated by reference to Exhibit 10(a) in the Registrant's Form 8 Amendment dated October 30, 1990 to Current
              Report on Form 8-K dated September 28, 1990)

(10E)         Equity Loan Note, dated September 27, 1990, with respect to
              Windemere Apartments in Wichita, Kansas, in the principal amount of $736,500 (incorporated by reference in Exhibit 10(b) in the Registrant's Form 8 Amendment dated October 30, 1990 to Current
              Report on Form 8-K dated September 28, 1990)

(10F)         Subordinated Promissory Note, dated September 27, 1990 with respect to Windemere Development, Inc. (incorporated by reference to Exhibit 10(c) in the Registrant's Form 8 Amendment dated
              October 30, 1990 to Current Report on Form 8-K dated September 28,
              1990)

(10G)         Mortgage Note, dated August 23, 1991, with respect to Fieldcrest
              III Apartments in Dothan, Alabama, in the principal amount of $3,450,200 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated August 27, 1991)

(10H)         Equity Loan Note, dated August 27, 1991, with respect to
              Fieldcrest III Apartments in Dothan, Alabama, in the principal amount of $383,300 (incorporated by reference to Exhibit 10(b) in the Registrant's Current Report on Form 8-K dated August 27, 1991)

(10I) Subordinated Promissory Note, dated August 27, 1991 with respect to Fieldcrest III Apartments (incorporated by reference to Exhibit
              10(c) in the Registrant's Current Report on Form 8-K dated August
              27, 1991)

(10J)         Mortgage Note, dated March 1, 1993, with respect to Holly Ridge
              Apartments in Gresham, Oregon, in the principal amount of $5,310,000 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated March 16, 1993)

(10K)         Equity Loan dated March 16, 1993, with respect to Holly Ridge
              Apartments in Gresham, Oregon, in the principal amount of $684,000
              (incorporated by reference to Exhibit 10(b) in the Registrant's
              Current Report on Form 8-K dated March 16, 1993)

(10L) Subordinated Promissory Note, dated March 16, 1993, with respect to Holly Ridge Apartments in Gresham, Oregon (incorporated by reference to Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated March 16, 1993)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                                   Sequential
                                                                                                      Page
                                                                                                   ----------

(10M)         Mortgage Note, dated June 18, 1993, with respect to Willow Trace
              Apartments in Tuscaloosa, Alabama, in the principal amount of
              $4,420,000 (incorporated by reference to Exhibit (10M) in the
              Registrant's Form 10-K for the fiscal year ended December 31,
              1993)

(10N)         Equity Loan dated June 18, 1993, with respect to Willow Trace
              Apartments in Tuscaloosa, Alabama, in the principal amount of
              $680,000 (incorporated by reference to Exhibit (10N) in the
              Registrant's Form 10-K for the fiscal year ended December 31,
              1993)

(10O)         Subordinated Promissory Note, dated June 18, 1993, with respect to
              Willow Trace Apartments in Tuscaloosa, Alabama (incorporated by reference to Exhibit (10O) in the Registrant's Form 10-K for the fiscal year ended December 31, 1993)

(10P)         Modification Agreement, dated January 1, 1995, with respect to
              Mortenson Manor Apartments in Ames, Iowa (incorporated by reference to Exhibit (10P) in the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

(10Q) Guaranty made for the benefit of the Registrant, dated January 1, 1995, with respect to the Modification Agreement regarding
              Mortenson Manor Apartments (incorporated by reference to Exhibit
              (10Q) in the Registrant's Form 10-K for the fiscal year ended
              December 31, 1995)

27            Financial Data Schedule (filed herewith)                                                 32

99.           Additional Exhibits


(99A)         The Financial Statements of Windemere Development, Inc., which owns and operates an apartment complex known as Windemere at
              Tallgrass located in Wichita, Kansas, as required by Staff
              Accounting Bulletin No. 71 43                                                            33

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CAPITAL MORTGAGE PLUS L.P.
                                      (Registrant)



                                    By:    CIP ASSOCIATES, INC.
                                           General Partner



Date:  March 27, 1997               By:    /s/ J. Michael Fried
                                           --------------------
                                           J. Michael Fried
                                           President and Director
                                           (Principal Executive Officer)




Date:  March 27, 1997               By:    /s/ Richard A. Palermo
                                           ----------------------
                                           Richard A. Palermo
                                           Treasurer
                                           (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                            Title                                       Date
     ---------                            -----                                       ----
                            President (principal executive officer) and
/s/ J. Michael Fried        Director of CIP Associates, Inc.
------------------------    (a General Partner of the Registrant)                March 27, 1997
J. Michael Fried

                            Senior Vice President (principal financial
/s/ Alan P. Hirmes          officer) of CIP Associates, Inc.
------------------------    (a General Partner of the Registrant)                March 27, 1997
Alan P. Hirmes


                            Treasurer (principal accounting
/s/ Richard A. Palermo      officer) of CIP Associates, Inc.
------------------------    (a General Partner of the Registrant)                March 27, 1997
Richard A. Palermo


/s/ Stephen M. Ross         Director of CIP Associates, Inc.
------------------------    (a General Partner of the Registrant)                March 27, 1997
Stephen M. Ross