Form 10-Q
period 1997-03-31
CAPITAL MORTGAGE PLUS L P
filed 1997-05-20
CIK 845875

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


For the quarterly period ended March 31, 1997


                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number 0-18491



                           CAPITAL MORTGAGE PLUS L.P.
             (Exact name of registrant as specified in its charter)



         Delaware                                          13-3502020
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


625 Madison Avenue, New York, New York                       10022
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ X__ No _____

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                 ===========       ===========
                                                  March 31,        December 31,
                                                    1997              1996
                                                 -----------       -----------
ASSETS

Investments in loans (Note 2)                    $27,386,505       $27,485,450
Cash and cash equivalents                            424,748           567,460
Accrued interest receivable
   (net of allowance of $442,138
   and $442,138, respectively)                       432,516           365,663
Loan origination costs
   (net of accumulated
   amortization of $124,345
   and $118,499, respectively)                       868,393           874,239
                                                 -----------       -----------
Total assets                                     $29,112,162       $29,292,812
                                                 ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and other
      liabilities                                $    27,001       $    27,704
   Due to general partner and
      affiliates (Note 3)                            308,873           297,828
                                                 -----------       -----------
Total liabilities                                    335,874           325,532
                                                 -----------       -----------
Partners' capital (deficit):
   Limited Partners (1,836,660 BACs
      issued and outstanding)                     28,869,359        29,056,531
   General Partner                                   (93,071)          (89,251)
                                                 -----------       -----------
Total partners' capital                           28,776,288        28,967,280
                                                 ===========       ===========
Total liabilities and partners' capital          $29,112,162       $29,292,812
                                                 ===========       ===========


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                       ========================
                                                          Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                          1997             1996
                                                       ------------------------
Revenues
   Interest income:
      Mortgage loans                                   $594,482         $621,544
      Temporary investments                               5,088           12,591
   Other income                                             613              563
                                                        -------          -------
   Total revenues                                       600,183          634,698
                                                        -------          -------

Expenses
   General and administrative                            11,276           12,552
   General and administrative-
    related parties (Note 3)                             48,463           53,266
   Amortization                                          70,045           70,045
                                                        -------          -------
   Total expenses                                       129,784          135,863
                                                        -------          -------
   Net income                                          $470,399         $498,835
                                                       ========         ========

Allocation of
   Net Income:

   Limited Partners                                    $460,991         $488,858
                                                       ========         ========
   General Partner                                     $  9,408         $  9,977
                                                       ========         ========
Net income per BAC                                     $    .25         $    .27
                                                       ========         ========


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                               ================================================
                                                   Limited              General
                                Total              Partners             Partner
                               ------------------------------------------------


Partners' capital
 (deficit) -
 January 1, 1997             $28,967,280         $29,056,531        $  (89,251)
Net income                       470,399             460,991             9,408
Distributions                   (661,391)           (648,163)          (13,228)
                                --------            --------           -------
Partners' capital
 (deficit) -
 March 31,
 1997                        $28,776,288         $28,869,359       $   (93,071)
                             ===========         ===========       ===========



                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 ==============================
                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     1997               1996
                                                 ------------------------------
Cash flows from operating activities:

Net income                                         $   470,399      $   498,835

Adjustments  to  reconcile net  income
      to  net  cash  provided
      by  operatingactivities:

   Amortization expense                                 70,045           70,045
   Amortization of interest rate
      buydown                                             (363)            (363)
   Increase in accrued interest
      receivable                                       (66,853)         (68,775)
   Decrease in accounts payable
      and other liabilities                               (703)          (2,064)
   Increase (decrease) in due to
      general partner and affiliates                    11,045         (110,169)
                                                   -----------      -----------
   Net cash provided by operating
      activities                                       483,570          387,509
                                                   -----------      -----------
Cash flows from investing activities:

   Receipt of principal on mortgage
      loans                                             35,109           32,492
                                                   -----------      -----------
Cash flows from financing activities:

   Distributions to partners                          (661,391)        (661,392)
                                                   -----------      -----------
Net decrease in cash and
   cash equivalents                                   (142,712)        (241,391)

Cash and cash equivalents at
   beginning of period                                 567,460        1,218,363
                                                   -----------      -----------
Cash and cash equivalents at
   end of period                                   $   424,748      $   976,972
                                                   ===========      ===========


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the three months ended March 31, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)
Note 2 - Investments in Loans

The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325.

Information relating to investments in mortgage loans and equity loans as of March 31, 1997 is as follows:




                                                                                    Amounts Advanced
                                                          --------------------------------------------------------------------

                          Number of   Date of    Final                                   Total       Investments   Investments
                          Apartment   Invest    Maturity   Mortgage                     Amounts      in Loans at   In Loans at
Property/Location             Units    ment      Date       Loans       Equity Loans    Advanced     3/31/97 (E)   12/31/96 (E)
-----------------             -----    ----      ----       -----       ------------    --------     -----------   ------------

Mortenson Manor                 104    8/90      8/30    $ 4,974,090    $   577,885   $ 5,551,975   $ 5,074,227   $ 5,095,655
Apts./
Ames, IA

Windemere Apts./                204    9/90      9/30      8,110,300        736,550     8,846,850     8,300,128     8,325,535
Wichita, KS

Fieldcrest III Apts./           112    8/91      8/31      3,343,700        383,300     3,727,000     3,501,918     3,513,361
Dothan, AL

Holly Ridge II                  144    3/93      3/33      5,310,100        684,400     5,994,500     5,715,303     5,734,738
Apts./
Gresham, OR

Willow Trace                    152    6/93      6/28      4,420,000        680,000     5,100,000     4,794,929     4,816,161
Apts./
Tuscaloosa, AL                                           ------------   -----------   -----------   -----------   -----------

Total                                                    $26,158,190    $ 3,062,135   $29,220,325   $27,386,505   $27,485,450
                                                         ============   ===========   ===========   ===========   ===========




                             Interest earned by the Partnership during 1997
                                Non-contingent                Contingent
                          ------------------------   ---------------------------

                                          Default    Annual       Cash Flow
                          Base Interest   Interest   Yield      Participation    Total
                             Amount/       Amount/   Amount/       Amount/      Interest
Property/Location            Rate (A)     Rate (B)   Rate (C)      Rate (D)      Earned
-----------------         -------------   --------   --------   -------------   --------

Mortenson Manor           $  76,567     $ 23,762     $    0        $    0      $ 100,329
Apts./                         6.45%        1.98%      0.97%        30.00%
Ames, IA

Windemere Apts./            158,020       31,803          0             0        189,823
Wichita, KS                    7.95%        1.60%      1.09%        30.00%

Fieldcrest III Apts./        71,434          576          0             0         72,010
Dothan, AL                     8.68%        0.07%      1.36%        30.00%

Holly Ridge II              106,908       21,579        N/A             0        128,487
Apts./                        8.125%        1.64%                   25.00%
Gresham, OR

Willow Trace                 89,892       13,941        N/A             0        103,833
Apts./                         8.37%       1.287%                   30.00%
Tuscaloosa, AL            ---------     --------     ------        ------      ---------

Total                     $ 502,821     $ 91,661     $    0        $    0      $ 594,482
                          =========     ========     ======        ======      =========





(A) Base interest on the mortgages is that amount that is insured/co-insured by HUD and is being shown net of service fee.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by Partnership interests. Fieldcrest's default rate was reduced during 11/95, as per the Additional Interest documents, to 0.07% over the Base Rate.

(C) Annual Yield is the amount over the default rate and is contingent upon property cash flow.

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow.

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $25,617,247 and $1,769,258, respectively, at March 31, 1997 and $25,651,
     993 and $1,833,457, respectively, at December 31, 1996.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

Note 2 - Investments in Loans (continued)


Investments in loans January 1, 1996                               $27,874,623

Additions:
   Fieldcrest III discount amortization                                  1,452

Deductions:
   Amortization of equity loans                                       (256,796)
   Collection of principal - Mortenson                                 (36,080)
                              - Windemere                              (38,298)
                              - Fieldcrest III                         (12,944)
                              - Holly Ridge                            (19,674)
                              - Willow Trace                           (26,833)
                                                                       -------

Investments in loans December 31, 1996                              27,485,450

Additions:
   Fieldcrest III discount amortization                                    363

Deductions:
   Amortization of equity loans                                        (64,199)
   Collection of principal - Mortenson                                  (9,389)
                              - Windemere                              (10,062)
                              - Fieldcrest III                          (3,416)
                              - Holly Ridge                             (5,177)
                              - Willow Trace                            (7,065)
                                                                       -------
Investments in loans March 31, 1997                                $27,386,505
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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

Note 2 - Investments in Loans (continued)


All loans have call provisions effective ten years following final endorsement and a grace period. The Partnership presently expects to dispose of such loans within 10 to 15 years after acquisition.

At March 31, 1997, all of the loans due to the Partnership are current (when taking into account the Mortenson modification agreement effective January 1,
1995). Mortenson has not paid approximately $442,000 of $525,000 default interest due for the years ended December 31, 1993 to December 31, 1996 resulting in an allowance for uncollectability relating to the default interest amounting to approximately $442,000 at both March 31, 1997 and December 31, 1996.

Note 3 - Related Parties

The costs incurred to related parties for the three months ended March 31, 1997 and 1996 were as follows:

                                                        Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ----------------------------
Partnership management fees (a)                     $ 38,266          $ 38,266
Expense reimbursement (b)                             10,197            15,000
                                                    --------          --------
                                                    $ 48,463          $ 53,266
                                                    ========          ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. As of both March 31, 1997 and December 31, 1996, a balance of $267,556 was due to the General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

Note 3 - Related Parties (continued)


and evaluations of the performance of the properties securing the loans. As of March 31, 1997 and December 31, 1996, the General Partner and its affiliates were due $41,317 and $30,272, respectively, relating to these costs.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

Note 4 - Subsequent Event

It is anticipated that during May 1997, a distribution of $634,015 and $12,939 will to be paid to BACs holders and the General Partner, respectively, representing the 1997 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

The Partnership received $36,733,200 in gross proceeds for BACs pursuant to twenty-one investor closings during the period July 28, 1989 through May 23, 1991, resulting in net proceeds of approximately $32,031,000 available for investment, after payment of sales commissions, offering and organization expenses, loan origination fees and establishment of a working capital reserve. As of March 31, 1997, $29,220,325 of the net proceeds available for investment have been disbursed. The remaining proceeds of the Offering of approximately $2,800,000 were temporarily invested and are being utilized as a working capital reserve. No further issuance of BACs is anticipated.

Other sources of Partnership funds included interest earned on (1) investments in mortgage loans, (2) net offering proceeds which were invested pending investment of mortgage loans and (3) the working capital reserve.

During the three months ended March 31, 1997, cash and cash equivalents of the Partnership decreased by approximately $143,000. Cash provided by operating activities and collections of principal on mortgage loans were approximately $484,000 and $35,000, respectively, and distributions paid to partners approximated $661,000. Included in the adjustments to reconcile the net income to cash flow from operations is amortization of approximately $70,000.

In addition, the General Partner has allowed the accrual without payment of the partnership management fee through 1992 in an aggregate amount equal to approximately $268,000. Since 1992, substantially all partnership management fees and expense reimbursements have been paid. In future years, a portion of the working capital reserve may be used to pay accrued and unpaid fees and/or distributions in the event that cash generated from operations is not sufficient to maintain current distribution levels and repay such fees. Distributions in 1997 and prior years have been supplemented by a portion of working capital reserves.

The Partnership anticipates that cash generated from operations and invested in temporary investments, including the working capital reserve, will be sufficient to cover anticipated expenses in 1997.

Distributions of approximately $648,000 made to the limited partners or BACs holders for each of the three months ended March 31, 1997 and 1996 were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. A total of approximately $13,000 was distributed to the General Partner during each of the three months ended March 31, 1997 and 1996.

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

Results of Operations

Three  Months  Ended March 31, 1997  Compared  with Three Months Ended March 31,
1996

Results of operations for the three months ended March 31, 1997 and 1996 consisted primarily of interest income of approximately $594,000 and $622,000, respectively, earned from investments in mortgage loans.

Interest income on mortgage loans decreased approximately $28,000 for the three months ended March 31, 1997, as compared to the same period in 1996 primarily due to the receipt of a cash flow participation payment from Willow Trace during the first quarter of 1996.

Interest income from temporary investments decreased approximately $8,000 for the three months ended March 31, 1997, as compared to the same period in 1996 primarily due to lower cash and cash equivalents balances.

Total expenses remained fairly consistent with a decrease of approximately 4% for the three months ended March 31, 1997 as compared to the same period in 1996.

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


                           CAPITAL MORTGAGE PLUS L.P.


                            By: CIP ASSOCIATES, INC.
                                 General Partner

Date:  May 14, 1997

                                        By: /s/ Alan P. Hismes
                                            -----------------------------------
                                            Alan P. Hirmes
                                            Senior Vice President
                                            (Principal Financial Officer)

Date:  May 14, 1997

                                        By: /s/ Richard A. Palermo
                                            -----------------------------------
                                            Richard A. Palermo
                                            Treasurer
                                            (Principal Accounting Officer)