Form 10-Q
period 1997-06-30
CAPITAL MORTGAGE PLUS L P
filed 1997-08-14
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
------         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


                                       OR


               TRANSITION REPORT PURSUANT TO SECTION 13 OR
------         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_    No ____

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                 ============      ============
                                                   June 30,        December 31,
                                                     1997              1996
                                                 ------------      ------------
ASSETS

Investments in loans (Note 2)                    $ 27,286,873      $ 27,485,450
Cash and cash equivalents                             332,220           567,460
Accrued interest receivable
   (net of allowance of $442,138
   and $442,138, respectively)                        503,612           365,663
Loan origination costs
   (net of accumulated
   amortization of $130,191
   and $118,499, respectively)                        862,547           874,239
                                                 ------------      ------------

Total assets                                     $ 28,985,252      $ 29,292,812
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and other
    liabilities                                  $     16,169      $     27,704
   Due to general partner and
    affiliates (Note 3)                               332,712           297,828
                                                 ------------      ------------

Total liabilities                                     348,881           325,532
                                                 ------------      ------------

Partners' capital (deficit):
   Limited Partners (1,836,660 BACs
    issued and outstanding)                        28,732,240        29,056,531
   General Partner                                    (95,869)          (89,251)
                                                 ------------      ------------

Total partners' capital                            28,636,371        28,967,280
                                                 ------------      ------------

Total liabilities and partners' capital          $ 28,985,252      $ 29,292,812
                                                 ============      ============

                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                            ========================    ========================
                               Three Months Ended           Six Months Ended
                                     June 30,                  June 30,
                            ------------------------    ------------------------
                               1997          1996          1997          1996
                            ------------------------    ------------------------
Revenues
  Interest income:
   Mortgage
    loans                   $  661,841    $  606,080    $1,256,323    $1,227,624
   Temporary
    investments                  4,128        10,735         9,216        23,326
  Other income                     913           563         1,526         1,126
                            ----------    ----------    ----------    ----------

Total revenues                 666,882       617,378     1,267,065     1,252,076
                            ----------    ----------    ----------    ----------

Expenses
  General and
   administrative               27,898        26,189        39,174        38,741

  General and
   administrative-
   related parties
   (Note 3)                     61,901        57,244       110,364       110,510
Amortization                    70,045        70,045       140,090       140,090
                            ----------    ----------    ----------    ----------

Total expenses                 159,844       153,478       289,628       289,341
                            ----------    ----------    ----------    ----------

Net income                  $  507,038    $  463,900    $  977,437    $  962,735
                            ==========    ==========    ==========    ==========

Allocation of
  Net Income:

  Limited
  Partners                  $  496,897    $  454,622    $  957,888    $  943,480
                            ==========    ==========    ==========    ==========
  General
   Partner                  $   10,141    $    9,278    $   19,549    $   19,255
                            ==========    ==========    ==========    ==========
Net income per
  BAC                       $      .27    $      .25    $      .52    $      .51
                            ==========    ==========    ==========    ==========


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                               ================================================
                                                   Limited           General
                                   Total           Partners          Partner
                               ------------------------------------------------

Partners' capital
 (deficit) -
 January 1, 1997               $ 28,967,280      $ 29,056,531      $    (89,251)
Net income                          977,437           957,888            19,549
Distributions                    (1,308,346)       (1,282,179)          (26,167)
                               ------------      ------------      ------------
Partners' capital
 (deficit) -
 June 30,
 1997                          $ 28,636,371      $ 28,732,240      $    (95,869)
                               ============      ============      ============


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   ============================
                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1997             1996
                                                   ----------------------------
Cash flows from operating activities:

Net income                                         $   977,437      $   962,735

Adjustments to reconcile net income
   to net cash provided
   by operating activities:

   Amortization expense                                140,090          140,090
   Amortization of interest rate
    buydown                                               (726)            (726)
   Increase in accrued interest
    receivable                                        (137,949)         (67,162)
   Decrease in accounts payable
    and other liabilities                              (11,535)         (15,470)
   Increase (decrease) in due to
    general partner and affiliates                      34,884         (175,028)
                                                   -----------      -----------
   Net cash provided by operating
    activities                                       1,002,201          844,439
                                                   -----------      -----------

Cash flows from investing activities:

   Receipt of principal on mortgage
    loans                                               70,905           65,619
                                                   -----------      -----------

Cash flows from financing activities:

   Distributions to partners                        (1,308,346)      (1,308,345)
                                                   -----------      -----------
Net decrease in cash and
   cash equivalents                                   (235,240)        (398,287)

Cash and cash equivalents at
   beginning of period                                 567,460        1,218,363
                                                   -----------      -----------

Cash and cash equivalents at
   end of period                                   $   332,220      $   820,076
                                                   ===========      ===========

                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)
Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the six months ended June 30, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)
Note 2 - Investments in Loans

The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325.

Information relating to investments in mortgage loans and equity loans as of June 30, 1997 is as follows:

                                                                                      Amounts  Advanced
                                                         ---------------------------------------------------------------------------

                         Number of    Date of    Final                                  Total        Investments       Investments
                         Apartment    Invest-  Maturity   Mortgage                     Amounts       in Loans at       In Loans at
Property/Location          Units        ment      Date      Loans     Equity Loans     Advanced      6/30/97 (E)       12/31/96 (E)
-----------------          -----        ----      ----      -----     ------------     --------      -----------       ------------
Mortenson Manor             104         8/90      8/30   $ 4,974,090   $   577,885   $ 5,551,975     $ 5,052,647       $  5,095,655
Apts./
Ames, IA

Windemere Apts./            204         9/90      9/30     8,110,300       736,550     8,846,850       8,274,518          8,325,535
Wichita, KS

Fieldcrest III Apts./       112         8/91      8/31     3,343,700       383,300     3,727,000       3,490,400          3,513,361
Dothan, AL

Holly Ridge II              144         3/93      3/33     5,310,100       684,400     5,994,500       5,695,760          5,734,738
Apts./
Gresham, OR

Willow Trace                152         6/93      6/28     4,420,000       680,000     5,100,000       4,773,548          4,816,161
Apts./
Tuscaloosa, AL
                                                         -----------   -----------   -----------     -----------        -----------
Total                                                    $26,158,190   $ 3,062,135   $29,220,325     $27,286,873        $27,485,450
                                                         ===========   ===========   ===========     ===========        ===========


                                             Interest earned by the Partnership during 1997
                            -----------------------------------------------------------------------------------

                                     Non-contingent                       Contingent
                            ------------------------------       ------------------------------
                                                Default             Annual         Cash Flow
                            Base Interest       Interest            Yield         Participation        Total
                               Amount/          Amount/             Amount/          Amount/          Interest
Property/Location             Rate (A)          Rate (B)           Rate (C)         Rate (D)           Earned
-----------------             --------          --------           --------         --------           ------
Mortenson Manor            $   152,983       $   47,741          $        0       $        0         $  200,724
Apts./                           6.45%            1.98%               0.97%           30.00%
Ames, IA

Windemere Apts./               315,837           63,918                   0                0            379,755
Wichita, KS                      7.95%            1.60%               1.09%           30.00%

Fieldcrest III Apts./          142,792            1,158              45,630            6,690            196,270
Dothan, AL                       8.68%            0.07%               1.36%           30.00%

Holly Ridge II                 213,709           43,376                 N/A                0            257,085
Apts./                          8.125%            1.64%                               25.00%
Gresham, OR

Willow Trace                   179,636           28,013                 N/A           14,840            222,489
Apts./                           8.37%           1.287%                               30.00%
Tuscaloosa, AL
                            ----------       ----------          ----------       ----------         ----------
Total                       $1,004,957       $  184,206          $   45,630       $   21,530         $1,256,323
                            ==========       ==========          ==========       ==========         ==========


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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $25,581,814 and $1,705,059, respectively, at June 30, 1997 and $25,651,993 and $1,833,457, respectively, at December 31, 1996.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

Note 2 - Investments in Loans (continued)

Investments in loans January 1, 1996          $27,874,623

Additions:
  Fieldcrest III discount amortization              1,452

Deductions:
  Amortization of equity loans                   (256,796)
  Collection of principal - Mortenson             (36,080)
                      - Windemere                 (38,298)
                      - Fieldcrest III            (12,944)
                      - Holly Ridge               (19,674)
                      - Willow Trace              (26,833)
                                              -----------

Investments in loans December 31, 1996         27,485,450

Additions:
  Fieldcrest III discount amortization                726

Deductions:
  Amortization of equity loans                   (128,398)
  Collection of principal - Mortenson             (18,930)
                      - Windemere                 (20,328)
                      - Fieldcrest III             (6,908)
                      - Holly Ridge               (10,460)
                      - Willow Trace              (14,279)
                                              -----------

Investments in loans June 30, 1997            $27,286,873
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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

Note 2 - Investments in Loans (continued)

All loans have call provisions effective ten years following final endorsement and a grace period. The Partnership presently expects to dispose of such loans within 10 to 15 years after acquisition.

At June 30, 1997, all of the loans due to the Partnership are current (when taking into account the Mortenson modification agreement effective January 1,
1995). Mortenson has not paid approximately $442,000 of $525,000 default interest due for the years ended December 31, 1993 to December 31, 1996 resulting in an allowance for uncollectability relating to the default interest amounting to approximately $442,000 at both June 30, 1997 and December 31, 1996.

Note 3 - Related Parties

The costs incurred to related parties for the three and six months ended June 30, 1997 and 1996 were as follows:

                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                              ----------------------      ----------------------
                                1997          1996          1997         1996
                              ----------------------      ----------------------
Partnership
  management
  fees (a)                    $ 38,267      $ 38,267      $ 76,533      $ 76,533
Expense
  reimburse-
  ment (b)                      23,634        18,977        33,831        33,977
                              --------      --------      --------      --------

                              $ 61,901      $ 57,244      $110,364      $110,510
                              ========      ========      ========      ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. Partnership management fees owed to the General Partner amounting to approximately $268,000 were accrued and unpaid as of June 30, 1997 and December 31, 1996.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

Note 3 - Related Parties (continued)

the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

Note 4 - Subsequent Event

It is anticipated that during August 1997, a distribution of $640,997 and $13,082 will to be paid to BACs holders and the General Partner, respectively, representing the 1997 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

The Partnership received $36,733,200 in gross proceeds for BACs during the period July 28, 1989 through May 23, 1991. No further issuance of BACs is anticipated.

Other sources of Partnership funds included interest earned on investments in mortgage loans and the working capital reserve.

During the six months ended June 30, 1997, cash and cash equivalents of the Partnership decreased by approximately $235,000. Cash provided by operating activities and collections of principal on mortgage loans were approximately $1,002,000 and $71,000, respectively, and distributions paid to partners approximated $1,308,000. Included in the adjustments to reconcile the net income to cash flow from operations is amortization of approximately $139,000.

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

Distributions of approximately $1,282,000 made to the limited partners or BACs holders for each of the six months ended June 30, 1997 and 1996 were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. A total of approximately $26,000 was distributed to the General Partner during each of the six months ended June 30, 1997 and 1996.

The level of future distributions will depend on results of operations. Furthermore, the expiration of the Guaranteed Rate Guar-anty Periods, two of which expired in 1993, one of which expired in 1995, one of which expired in 1996 and one of which expires in August 1997 may have an adverse affect on future distributions if contingent interest is not realized on the mortgage loans.

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

Results of Operations

Three and Six Months Ended June 30, 1997 Compared with Three and Six Months Ended June 30, 1996

Results of operations for the three and six months ended June 30, 1997 and 1996 consisted primarily of interest income of approximately $662,000 and $606,000 and approximately $1,256,000 and $1,228,000, respectively, earned from investments in mortgage loans.

Interest income from mortgage loans increased approximately $56,000 and $29,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996 primarily due to the receipt of an annual yield payment from Fieldcrest III and a cash flow participation payment form Willow Trace in the second quarter of 1997. The increase for the three months was partially offset by a cash flow participation payment from Willow Trace in the first quarter of 1996.

Interest income from temporary investments decreased approximately $7,000 and $14,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996 primarily due to lower cash and cash equivalents balances.

Total expenses remained fairly consistent with increases of approximately 4% and less than 1% for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996.

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


                                                CAPITAL MORTGAGE PLUS L.P.


                                   By: CIP ASSOCIATES, INC.
                                       General Partner

Date:  August 13, 1997

                                       By:/s/ Alan P. Hirmes
                                          ----------------------------------
                                          Alan P. Hirmes
                                          Senior Vice President
                                          (Principal Financial Officer)

Date:  August 13, 1997

                                       By:/s/ Richard A. Palermo
                                          ----------------------------------
                                          Richard A. Palermo
                                          Treasurer
                                          (Principal Accounting Officer)