Form 10-Q
period 1997-09-30
CAPITAL MORTGAGE PLUS L P
filed 1997-11-18
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-18491


                           CAPITAL MORTGAGE PLUS L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               13-3502020
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 625 Madison Avenue, New York, New York                                 10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                 ============      ============
                                                 September 30,      December 31,
                                                     1997              1996
                                                 ------------      ------------
ASSETS

Investments in loans (Note 2)                    $ 27,186,540      $ 27,485,450
Cash and cash equivalents                             343,265           567,460
Accrued interest receivable
  (net of allowance of $442,138
  and $442,138, respectively)                         446,802           365,663
Loan origination costs
  (net of accumulated
  amortization of $136,037
  and $118,499, respectively)                         856,701           874,239
                                                 ------------      ------------

Total assets                                     $ 28,833,308      $ 29,292,812
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and other
   liabilities                                   $     14,978      $     27,704
  Due to general partner and
   affiliates (Note 3)                                354,548           297,828
                                                 ------------      ------------

Total liabilities                                     369,526           325,532
                                                 ------------      ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                         28,563,102        29,056,531
  General Partner                                     (99,320)          (89,251)
                                                 ------------      ------------

Total partners' capital                            28,463,782        28,967,280
                                                 ------------      ------------

Total liabilities and partners' capital          $ 28,833,308      $ 29,292,812
                                                 ============      ============


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                ====================    ========================
                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                --------------------    ------------------------
                                  1997        1996         1997          1996
                                --------------------    ------------------------
Revenues
  Interest income:
   Mortgage
    loans                       $620,941    $598,113    $1,877,264    $1,825,737
   Temporary
    investments                    3,152       8,441        12,368        31,767
  Other income                       363         563         1,889         1,689
                                --------    --------    ----------    ----------

Total revenues                   624,456     607,117     1,891,521     1,859,193
                                --------    --------    ----------    ----------

Expenses
  General and
   administrative                 12,828      10,815        52,002        49,556
  General and
   administrative-
   related parties
   (Note 3)                       60,094      63,247       170,458       173,757
Amortization                      70,045      70,045       210,135       210,135
                                --------    --------    ----------    ----------

Total expenses                   142,967     144,107       432,595       433,448
                                --------    --------    ----------    ----------

Net income                      $481,489    $463,010    $1,458,926    $1,425,745
                                ========    ========    ==========    ==========

Allocation of
  Net income:

  Limited
  Partners                      $471,859    $453,750    $1,429,747    $1,397,230
                                ========    ========    ==========    ==========

  General
   Partner                      $  9,630    $  9,260    $   29,179    $   28,515
                                ========    ========    ==========    ==========

Net income per
  BAC                           $    .26    $    .25    $      .78    $      .76
                                ========    ========    ==========    ==========


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                 ==============================================
                                                      Limited          General
                                    Total             Partners         Partner
                                 ----------------------------------------------

Partners' capital
 (deficit) -
 January 1, 1997                 $ 28,967,280       $ 29,056,531       $(89,251)
Net income                          1,458,926          1,429,747         29,179
Distributions                      (1,962,424)        (1,923,176)       (39,248)
                                 ------------       ------------       --------
Partners' capital
 (deficit) -
 September 30, 1997              $ 28,463,782       $ 28,563,102       $(99,320)
                                 ============       ============       ========


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      =========================
                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         1997           1996
                                                      -------------------------
Cash flows from operating activities:

Net income                                            $1,458,926     $1,425,745

Adjustments to reconcile net income
  to net cash provided
  by operating activities:

  Amortization expense                                   210,135        210,135
  Amortization of interest rate
   buydown                                                (1,089)        (1,089)
  Increase in accrued interest
   receivable                                            (81,139)      (160,909)
  Decrease in accounts payable
   and other liabilities                                 (12,726)       (29,930)
  Increase (decrease) in due to
   general partner and affiliates                         56,720       (172,005)
                                                      ----------     ----------

  Net cash provided by operating
   activities                                          1,630,827      1,271,947
                                                      ----------     ----------

Cash flows from investing activities:

  Receipt of principal on mortgage
   loans                                                 107,402         99,394
                                                      ----------     ----------

Cash flows from financing activities:

  Distributions to partners                           (1,962,424)    (1,962,424)
                                                      ----------     ----------

Net decrease in cash and
  cash equivalents                                      (224,195)      (591,083)

Cash and cash equivalents at
  beginning of period                                    567,460      1,218,363
                                                      ----------     ----------

Cash and cash equivalents at
  end of period                                       $  343,265     $  627,280
                                                      ==========     ==========


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)


Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. However, the operating results for the nine months ended September 30, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)

Note 2 - Investments in Loans

The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325.

Information relating to investments in mortgage loans and equity loans as of September 30, 1997 is as follows:

                                                                                      Amounts Advanced
                                                           ------------------------------------------------------------------

                           Number of  Date of     Final                                  Total       Investments   Investments
                           Apartment  Invest-   Maturity    Mortgage                    Amounts      in Loans at   In Loans at
Property/Location            Units     ment       Date        Loans      Equity Loans   Advanced     9/30/97(E)    12/31/96(E)
                           ---------  -------   --------   -----------   ------------   --------     -----------   -----------
Mortenson Manor Apts/         104      8/90       8/30     $ 4,974,090    $  577,885   $ 5,551,975   $ 5,030,912   $ 5,095,655
Ames, IA

Windemere Apts./              204      9/90       9/30       8,110,300       736,550     8,846,850     8,248,701     8,325,535
Wichita, KS

Fieldcrest III Apts./         112      8/91       8/31       3,343,700       383,300     3,727,000     3,478,804     3,513,361
Dothan, AL

Holly Ridge II Apts/          144      3/93       3/33       5,310,100       684,400     5,994,500     5,676,108     5,734,738
Gresham, OR

Willow Trace Apts./           152      6/93       6/28       4,420,000       680,000     5,100,000     4,752,015     4,816,161
Tuscaloosa, AL
                                                           -----------    ----------   -----------   -----------   -----------
Total                                                      $26,158,190    $3,062,135   $29,220,325   $27,186,540   $27,485,450
                                                           ===========    ==========   ===========   ===========   ===========

                                   Interest earned by the Partnership during 1997
                         ----------------------------------------------------------------
                              Non-contingent             Contingent
                         -----------------------   -------------------------
                                         Default    Annual       Cash Flow
                         Base Interest   Interest    Yield     Participation      Total
                           Amount/       Amount/    Amount/       Amount/        Interest
Property/Location          Rate (A)      Rate (B)   Rate (C)      Rate (D)        Earned
                         -------------   --------   --------   -------------    ---------
Mortenson Manor Apts./    $  229,246     $ 71,935   $     0       $     0       $  301,181
Ames, IA                        6.45%        1.98%     0.97%        30.00%

Windemere Apts./             473,447       96,343         0             0          569,790
Wichita, KS                     7.95%        1.60%     1.09%        30.00%

Fieldcrest III Apts./        214,074        1,746    45,630         6,690          268,140
Dothan, AL                      8.68%        0.07%     1.36%        30.00%

Holly Ridge II Apts./        320,401       65,390       N/A        11,704          397,495
Gresham, OR                    8.125%        1.64%                  25.00%

Willow Trace Apts./          269,227       42,216       N/A        29,215          340,658
Tuscaloosa, AL                  8.37%       1.287%                  30.00%
                          ----------     --------   -------       -------       ----------

Total                     $1,506,395     $277,630   $45,630       $47,609       $1,877,264
                          ==========     ========   =======       =======       ==========

(A) Base interest on the mortgages is that amount that is insured/co-insured by HUD and is being shown net of service fee.
(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by Partnership interests. Fieldcrest's default rate was reduced during 11/95, as per the Additional Interest documents, to 0.07% over the Base Rate.
(C) Annual Yield is the amount over the default rate and is contingent upon property cash flow.
(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow.
(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $25,545,680 and $1,640,860, respectively, at September 30, 1997 and
     $25,651, 993 and $1,833,457, respectively, at December 31, 1996.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)


Investments in loans January 1, 1996          $27,874,623

Additions:
  Fieldcrest III discount amortization              1,452

Deductions:
  Amortization of equity loans                   (256,796)
  Collection of principal - Mortenson             (36,080)
                          - Windemere             (38,298)
                          - Fieldcrest III        (12,944)
                          - Holly Ridge           (19,674)
                          - Willow Trace          (26,833)
                                              -----------

Investments in loans December 31, 1996         27,485,450

Additions:
  Fieldcrest III discount amortization              1,089

Deductions:
  Amortization of equity loans                   (192,597)
  Collection of principal - Mortenson             (28,625)
                          - Windemere             (30,801)
                          - Fieldcrest III        (10,476)
                          - Holly Ridge           (15,854)
                          - Willow Trace          (21,646)
                                              -----------

Investments in loans September 30, 1997       $27,186,540
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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)


All loans have call provisions effective ten years following final endorsement and a grace period. The Partnership presently expects to dispose of such loans within 10 to 15 years after acquisition.

At September 30, 1997, all of the loans due to the Partnership are current (when taking into account the Mortenson modification agreement effective January 1,
1995). Mortenson has not paid approximately $442,000 of $525,000 default interest due for the years ended December 31, 1993 to December 31, 1996 resulting in an allowance for uncollectability relating to the default interest amounting to approximately $442,000 at both September 30, 1997 and December 31, 1996.

Note 3 - Related Parties

The costs incurred to related parties for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                  -----------------------  ---------------------
                                       1997       1996        1997        1996
                                  -----------------------  ---------------------
Partnership
  management
  fees (a)                           $38,266    $38,266     $114,799   $114,799
Expense
  reimburse-
  ment (b)                            21,828     24,981       55,659     58,958
                                     -------    -------     --------   --------

                                     $60,094    $63,247     $170,458   $173,757
                                     =======    =======     ========   ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. Partnership management fees owed to the General Partner amounting to approximately $268,000 were accrued and unpaid as of September 30, 1997 and December 31, 1996.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)


and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC receives a mortgage insurance premium which is paid by the mortgagors.

Note 4 - Subsequent Event

It is anticipated that during November 1997, a distribution of $648,164 and $13,228 will to be paid to BACs holders and the General Partner, respectively, representing the 1997 third quarter distribution.

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

During the nine months ended September 30, 1997, cash and cash equivalents of the Partnership decreased by approximately $224,000. Cash provided by operating activities and collections of principal on mortgage loans were approximately $1,631,000 and $107,000, respectively, and distributions paid to partners approximated $1,962,000. Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization of approximately $209,000.

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

Distributions of approximately $1,923,000 made to the limited partners or BACs holders for each of the nine months ended September 30, 1997 and 1996 were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. A total of approximately $39,000 was distributed to the General Partner during each of the nine months ended September 30, 1997 and 1996.

The level of future distributions will depend on results of operations. Furthermore, the expiration of the Guaranteed Rate Guaranty Periods, two of which expired in 1993, one of which expired in 1995, one of which expired in 1996 and one of which expired in 1997 may have an adverse affect on future distributions if contingent interest is not realized on the mortgage loans.

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

Results of Operations
---------------------

Three and Nine Months Ended September 30, 1997 Compared with Three and Nine
---------------------------------------------------------------------------
Months Ended September 30, 1996
-------------------------------

Results of operations for the three and nine months ended September 30, 1997 and 1996 consisted primarily of interest income earned from investment in mortgage loans of approximately $621,000 and $598,000 and $1,877,000 and $1,826,000,
respectively.

Interest income from mortgage loans increased approximately $23,000 and $52,000 for the three and nine months ended September 30, 1997, respectively, as compared to 1996. The increase during the three months was primarily due to cash flow participation payments from Holly Ridge and Willow Trace in the third quarter of 1997. The increase during the nine months was primarily due to the receipt of an annual yield payment from Fieldcrest III in the second quarter of 1997 as well as the cash flow participation payment from Holly Ridge in the third quarter.

Interest income from temporary investments decreased approximately $5,000 and $19,000 for the three and nine months ended September 30, 1997, respectively, as compared to 1996 primarily due to lower cash and cash equivalents balances.

Total expenses remained fairly consistent with decreases of approximately 1% and less than 1% for the three and nine months ended September 30, 1997, respectively, as compared to 1996.

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


                                      CAPITAL MORTGAGE PLUS L.P.


                                      By: CIP ASSOCIATES, INC.
                                          General Partner

Date:  November 13, 1997

                                          By: /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              Senior Vice President
                                              (Principal Financial Officer)

Date:  November 13, 1997

                                          By: /s/ Richard A. Palermo
                                              ----------------------
                                              Richard A. Palermo
                                              Treasurer
                                              (Principal Accounting Officer)