Form 10-K
period 1997-12-31
CAPITAL MORTGAGE PLUS L P
filed 1998-04-17
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

____ TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

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

Index to exhibits may be found on page
Page 1 of

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

The following table lists the mortgage loans and equity loans which the Registrant holds as of March 3, 1998:

                                                 Original                    Interest
                                                 Mortgage                    Rate on
                                   Date of         Loan       Equity Loan   Mortgage
Project               Location    Investment    Amount (2)     Amount(10)   Loan(1)(9)   Term(8)
-------               --------    ----------    ----------     ----------   ----------   -------
Mortenson Manor       Ames,                                                   8.43%-
Apartments (3)        Iowa          8/31/90     $ 4,974,090    $  577,885      9.4%     40 years
Windemere             Wichita,                                                9.55%-
Apartments (4)        Kansas        9/28/90       8,110,300       736,550    10.64%     40 years
Fieldcrest            Dothan,                                                 8.75%-
III Apartments (5)    Alabama       8/27/91       3,343,700       383,300    10.11%     40 years
Holly Ridge II        Gresham,
Apartments (6)        Oregon        3/16/93       5,310,100       684,400     9.89%     40 years
Willow Trace          Tuscaloosa,
Apartments (7)        Alabama       6/18/93       4,420,000       680,00     9.657%     35 years
                                                -----------    ----------
                                                $26,158,190    $3,062,135
                                                ===========    ==========

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

(2) The Mortenson and Windemere mortgage loans are co-insured by HUD and RMC. The Fieldcrest, Holly Ridge and Willow Trace mortgage loans are fully insured by HUD. As of March 9, 1998, all loan amounts have been disbursed.

(3) Cost certification on Mortenson occurred in November 1991 and amortization of the loan began during September 1991. The property was 100% occupied as of March 1, 1998. The property achieved Final Endorsement during February 1992. The Registrant has received approximately $ 205,900 as of December 31, 1997 from Mortenson representing principal payments of the mortgage loan. The operations of Mortenson have not been able to support the payment of the required interest. Accordingly, effective January 1, 1995 the Registrant entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the Default Rate was redefined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest shall not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the calculation of participation percentages. Mortenson also agreed to subordinate the management fee to the Default Rate. Since the Guaranteed Rate Guaranty Period expired, pursuant to its terms, payment of interest in excess of 8.43% is contingent upon the amount of the distributable cash, which is dependent upon the future results of operations, or net proceeds of the capital transactions of the mortgagor. In addition to the interest rate during the post-construction period, the Registrant will be entitled to 30% of cash flow remaining after payment of 9.4% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds. Default Interest payments of approximately $563,000 for the years ended December 31, 1993 to 1997 have not been received and, as a result, an allowance for uncollectability amounted to approximately $538,000 and $442,000 at December 31, 1997 and 1996, respectively.

(4) Cost certification on Windemere occurred in June 1992 and amortization of the loan began the same month. The property was 99% occupied as of March 1, 1998. Windemere achieved Final Endorsement during July 1992. The Registrant has received approximately $194,400 as of December 31, 1997 from Windemere representing principal payments of the mortgage loan. The interest rate during the Guaranteed Rate Guaranty period was 10.64%. Since the Guaranteed Rate Guaranty Period expired at the end of August 1993, payment of interest in excess of 9.55% is contingent upon the amount of the distributable cash, which is dependent upon the future results of operations, or net proceeds of capital transactions of the mortgagor. A Default Interest payment of approximately $65,000 for the period July 1997 to December 1997 expected to be received during the second quarter of 1998. In addition to the interest rate during the post-construction period, the Registrant will be entitled to 30% of cash flow remaining after payment of 10.64% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds.

(5) Cost certification on Fieldcrest occurred in August 1992. The property was 92% occupied as of March 1, 1998. Final endorsement was achieved during November 1992 and amortization of the loan began the same month. The Registrant has received approximately $63,700 as of December 31, 1997 from Fieldcrest representing principal payments of the mortgage loan. The mortgage loan has a term of 40 years and bears interest at a rate ranging from 8.75% to 10.11% during the post-construction period of which 8.75% is insured by HUD. As a result, any amount of the Default Rate of 8.75% is contingent on the property's ability to produce cash flow in excess of this amount. A Default Interest payment of approximately $2,300 for the period January 1997 to December 1997 is expected to be received during the second quarter of

1998. In addition to the interest rate during the post-construction period, the Registrant will be entitled to receive payment of 30% of cash flow remaining after payment of 10.11% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds.

(6) Cost certification on Holly Ridge occurred in July 1994 and amortization of the loan began during September 1994. The property was 97% occupied as of March 1, 1998. The fully insured 221(d)(4) mortgage loan is for $5,310,100. An equity loan of $684,400 was also advanced to the borrower. The Registrant has received approximately $64,900 as of December 31, 1997 from Holly Ridge representing principal payments of the mortgage loan. The mortgage loan has a term of 40 years and bears interest at 8.25% to 9.89% during the post-construction period of which 8.25% is insured by HUD. In addition to the interest rate during the post-construction period, the Registrant will be entitled to 30% of cash flow remaining after payment of 9.89% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds. Payments at the rate of 9.89% are guaranteed by the developer for three years after September 1, 1994. A Guaranteed Interest payment of approximately $51,000 for the period July 1997 to December 1997 is expected to be received during the second quarter of 1998.

(7) On June 18, 1993, the Registrant closed the investment in Willow Trace, a 152 unit project, located in Tuscaloosa, Alabama. The property was 98% occupied as of March 1, 1998. The 223(f) mortgage loan in the amount of $4,420,000 is fully insured by HUD. The Registrant provided an additional $680,000 as a non-interest bearing equity loan to the developer. The Registrant has received approximately $112,300 as of December 31, 1997 from Willow Trace representing principal payments of the mortgage loan. The mortgage loan has a term of 35 years and bears interest at 8.37% to 9.65% during the permanent period of which 8.37% is insured by HUD. In addition to the interest rate during the permanent period, the Registrant is entitled to 30% of cash flow remaining after payment of 9.657% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds. A Default Interest payment of approximately $28,000 for the period July 1997 to December 1997 is expected to be received during the second quarter of 1997. In addition, the Registrant expects to receive approximately $15,000 during the second quarter of 1998, representing 30% of cash flow after payment of Default Interest. Payments at the rate of 9.657% are guaranteed by the developer for three years after June 18, 1993.

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

(9) Construction has been completed on all properties.

(10) Equity loans are non-interest bearing.

Following is the interest income from mortgage loans as a percentage of total revenues.

                            1997                 1996                1995
                            ----                 ----                ----

Mortenson                    16%                  16%                 16%
Windemere                    31                   31                  31
Fieldcrest                   13                   12                  13
Holly Ridge                  21                   21                  20
Willow Trace                 18                   18                  17

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of December 31, 1997, the Registrant had issued and outstanding 1,836,660 limited partnership interests ("Limited Partnership Interests"), each representing a $20 capital contribution to the Registrant, for aggregate gross proceeds of $36,733,200. All of the issued and outstanding Limited Partnership Interests have been issued to Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which has issued Beneficial Assignment Certificates ("BACs"). Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BACs. There is currently no established public trading market for BACs and it is not anticipated that BACs will be listed for trading on any securities exchange or included for quotation on the Nasdaq National Market.

All of the Registrant's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Amended and Restated Agreement of Limited Partnership.

Distribution Information

Cash distributions per BAC made to the limited partners or BACs holders for the following quarters in 1997, 1996 and 1995 were as follows:

           1st Quarter        2nd Quarter         3rd Quarter        4th Quarter
           -----------        -----------         -----------        -----------
1997         .3452               .3490              .3529               .3529
1996         .3452               .3490              .3529               .3529
1995         .3452               .3490              .3529               .3529

Quarterly distributions are made 45 days following the close of the calendar quarter.

A total of $7,713,991 was distributed to the limited partners or BACs holders in 1997, 1996 and 1995. The Registrant utilized the original working capital reserve, in the aggregate amount of $477,532, for distributions from 1989 through 1991, which is considered to be a return of capital. An additional working capital reserve of approximately $2,800,000 was formed from uninvested offering proceeds, a portion of which was applied to pay a part of the 1997, 1996 and 1995 distributions (which is considered to be a return of capital). Approximately $706,000, $897,000 and $669,000 paid to the limited partners or BACs holders in each of the years ended December 31, 1997, 1996 and 1995, respectively, represented a return of capital on a generally accepted accounting principles (GAAP) basis (the return of capital on a GAAP basis is calculated as BACs holder distributions less net income allocated to the limited partners or BACs holders). A total of $157,428 was distributed to the General Partner in 1997, 1996 and 1995.

Since contingent interest on some of the mortgage loans is paid semi-annually, a portion of the 1997 fourth quarter distribution (of which approximately $648,000 and $13,000 was paid to BACs holders and the General Partner, respectively) has been funded from cash provided from earnings during the period from January 1, 1998 through the distribution date, February 14, 1998. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the effect of fee deferments and the expiration of the final Guaranteed Rate Guaranty Period on the distributions.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8 hereof.

                                                  Year ended December 31,
                            -------------------------------------------------------------------

OPERATIONS                      1997          1996         1995           1994         1993
                            -----------   -----------   -----------   -----------   -----------
Interest income
Mortgage loans              $ 2,471,273   $ 2,423,058   $ 2,448,891   $ 2,477,238   $ 2,161,784
Temporary investments            14,658        39,064        64,534        57,421       211,561
REMIC certificates                    0             0             0             0             0
Other income                      2,252         2,202         1,952         2,002         1,604
                            -----------   -----------   -----------   -----------   -----------

Total revenues                2,488,183     2,464,324     2,515,377     2,536,661     2,374,949

Operating expenses              584,796       598,701       574,172       579,336       536,559

Provision for bad debts          96,079       157,138             0       285,000             0
                            -----------   -----------   -----------   -----------   -----------

Total Expenses                  680,875       755,839       574,172     1,672,325       536,559

Net income                  $ 1,807,308   $ 1,708,485   $ 1,941,205   $ 1,672,325   $ 1,838,390
                            ===========   ===========   ===========   ===========   ===========

Net income per BAC          $      0.96   $      0.91   $      1.04   $      0.89   $      0.98
                            ===========   ===========   ===========   ===========   ===========

                                                         December 31,
                            -------------------------------------------------------------------
FINANCIAL POSITION              1997          1996          1995          1994          1993
                            -----------   -----------   -----------   -----------   -----------

Total assets                $28,597,517   $29,292,812   $30,383,120   $30,973,591   $31,989,902
                            ===========   ===========   ===========   ===========   ===========

CASH DISTRIBUTIONS

Distributions per BAC       $      1.40   $      1.40   $      1.40   $      1.40   $      1.40
                            ===========   ===========   ===========   ===========   ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Sources of Registrant funds included interest earned on (1) investments in mortgage loans (see also Item 1, Business) and (2) the working capital reserve.

During the year ended December 31, 1997, cash and cash equivalents of the Registrant decreased by approximately $350,000. Cash provided by operating activities and collections of principal on mortgage loans were approximately $2,130,000 and $145,000, respectively, and distributions paid to partners approximated $2,624,000. Included in the adjustments to reconcile the net income to cash flow from operations is amortization of approximately $279,000.

In addition, the General Partner has allowed the accrual without payment of the partnership management fee through 1992 and for the Quarter ended December 31, 1997 in aggregate amounts equal to approximately $268,000 and 38,000, respectively. Since 1992, substantially all partnership management fees and expense reimbursements have been paid. See Note 4-Related Parties, in Notes to Financial Statements, included in Item 8 below. In future years, a portion of the working capital reserve may be used to pay accrued and unpaid fees and/or distributions in the event that cash generated from operations is not sufficient to maintain current distribution levels and repay such fees. Distributions in 1997 and prior years have been supplemented by a portion of working capital reserves.

The Registrant anticipates that cash generated from operations and invested in temporary investments will be sufficient to cover anticipated expenses in 1998.

Distributions of approximately $2,571,000 made to the limited partners or BACs holders for each of the years ended December 31, 1997 and 1996 were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. Approximately $52,000 was distributed to the General Partner for each of the years ended December 31, 1997 and 1996.

The level of future distributions will depend on results of operations. Furthermore, the expiration of the final Guaranteed Rate Guaranty Periods in 1997 (see Item 1, Business) may have an adverse affect on future distributions if contingent interest is not realized on the mortgage loans. Beginning in the first quarter of 1998 the Partnerships distribution policy will call for quarterly distributions which reflect collections of interest payments.

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

Results of Operations

1997 vs. 1996

Results of operations for the years ended December 31, 1997 and 1996 consisted primarily of interest income of approximately $2,471,000 and $2,423,000, respectively, earned from investments in mortgage loans.

Interest income from mortgage loans increased approximately $48,000 for the year ended December 31, 1997 as compared to 1996 primarily due to the receipt of an annual yield payment form Fieldcrest in 1997.

Interest income from temporary investments decreased approximately $24,000 primarily due to lower cash and cash equivalents balances.

Total expenses, excluding provision for bad debts, remained fairly constant with a decrease of approximately 2% for the year ended December 31, 1997 as compared to 1996.

A provision for bad debts of approximately $96,079 and $157,000 was charged for the year ending December 31, 1997 and 1996, respectively, representing the 1995-1997 Guaranteed Interest due from Mortenson.

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

Recent Financial Accounting Standards

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. The adoption of these standards in 1997 has not materially affected the Company's reported operating results, per share amounts, financial position or cash flows.

In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

Both SFAS No. 130 and 131 are disclosure related only and therefore will have no impact on the Company's financial position or results of operations.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The Advisor is in the process of working with the Company's service providers to prepare for the year 2000. Based on information currently available, the Company does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Item 8. Financial Statements and Supplementary Data.

                                                                            Page
                                                                            ----
(a)1.   Financial Statements

        Independent Auditors' Report                                         12

        Statements of Financial Condition as of December 31, 1997
        and 1996                                                             13

        Statements of Income for the years ended December 31, 1997, 1996
        and 1995                                                             14

        Statements of Changes in Partners' Capital (Deficit)
        for the years ended December 31, 1997, 1996 and 1995                 15

        Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995                                     16

        Notes to Financial Statements                                        17

                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Capital Mortgage Plus L.P.



We have audited the accompanying statement of financial condition of Capital Mortgage Plus L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996 and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mortgage Plus L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997 in conformity with generally accepted accounting principles.




Boston, Massachusetts                               REZNICK, FEDDER & SILVERMAN
January 29, 1998

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                             December 31,
                                                                    ----------------------------
                                                                         1997           1996
                                                                    ------------    ------------
Investments in mortgage loans (Note 3)                              $ 27,085,493    $ 27,485,450
Cash and cash equivalents                                                217,902         567,460
Accrued interest receivable (net of allowance
  of $538,217 and $442,138, respectively)                                443,267         365,663
Loan origination costs (net of accumulated
  amortization of $141,883 and $118,499, respectively)                   850,855         874,239
                                                                    ------------    ------------

Total Assets                                                        $ 28,597,517    $ 29,292,812
                                                                    ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and other liabilities                            $     46,446    $     27,704
  Due to general partner and affiliates (Note 4)                         400,298         297,828
                                                                    ------------    ------------

Total liabilities                                                        446,744         325,532
                                                                    ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs issued
   and outstanding) (Note 1)                                          28,256,354      29,056,531
  General Partner                                                       (105,581)        (89,251)
                                                                    ------------    ------------

Total partners' capital                                               28,150,773      28,967,280
                                                                    ------------    ------------

Total Liabilities and Partners' Capital                             $ 28,597,517    $ 29,292,812
                                                                    ============    ============

See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME

                                                   Years Ended December 31,
                                        ----------------------------------------
                                           1997           1996           1995
                                        ----------     ----------     ----------
Revenues:

  Interest income:
   Mortgage loans (Note 3)              $2,471,273     $2,423,058     $2,448,891
   Temporary investments                    14,658         39,064         64,534
  Other income                               2,252          2,202          1,952
                                        ----------     ----------     ----------

   Total revenues                        2,488,183      2,464,324      2,515,377
                                        ----------     ----------     ----------

Expenses:

  General and administrative                88,408         81,012         81,659
  General and administrative-
   related parties (Note 4)                216,208        237,509        212,333
  Provision for bad debts                   96,079        157,138              0
  Amortization                             280,180        280,180        280,180
                                        ----------     ----------     ----------

   Total expenses                          680,875        755,839        574,172
                                        ----------     ----------     ----------

   Net income                           $1,807,308     $1,708,485     $1,941,205
                                        ==========     ==========     ==========

Net income per BAC                      $     0.96     $     0.91     $     1.04
                                        ==========     ==========     ==========





See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                     Limited        General
                                                      Total         Partners        Partner
                                                  ------------    ------------    ------------

Partners' capital (deficit) - January 1, 1995     $ 30,565,194    $ 30,622,487    $    (57,293)
Net income                                           1,941,205       1,902,381          38,824
Distributions                                       (2,623,789)     (2,571,313)        (52,476)
                                                  ------------    ------------    ------------

Partners' capital (deficit) - December 31, 1995     29,882,610      29,953,555         (70,945)
Net income                                           1,708,485       1,674,315          34,170
Distributions                                       (2,623,815)     (2,571,339)        (52,476)
                                                  ------------    ------------    ------------

Partners' capital (deficit) - December 31, 1996     28,967,280      29,056,531         (89,251)
Net income                                           1,807,308       1,771,162          36,146
Distributions                                       (2,623,815)     (2,571,339)        (52,476)
                                                  ------------    ------------    ------------

Partners' capital (deficit) - December 31, 1997   $ 28,150,773    $ 28,256,354    $   (105,581)
                                                  ============    ============    ============



See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                        -----------------------------------------
                                                            1997           1996           1995
                                                        -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                            $ 1,807,308    $ 1,708,485    $ 1,941,205

  Adjustments  to  reconcile  net  income  to net
   cash  provided  by  operating activities:
    Provision for bad debts                                  96,079        157,138              0
    Amortization                                            280,180        280,180        280,180
    Amortization of interest rate buydown                    (1,452)        (1,452)        (1,452)
    Changes in operating assets and liabilities:
      Increase in other assets                             (173,683)      (130,290)       (42,571)
      Increase (decrease) in accounts payable
       and other liabilities                                 18,743         (5,775)         3,479
      Increase (decrease) in due to general partner
       and affiliates                                       102,470       (169,203)        88,634
                                                        -----------    -----------    -----------
   Total adjustments                                        322,337        130,598        328,270
                                                        -----------    -----------    -----------

  Net cash provided by operating activities               2,129,645      1,839,083      2,269,475
                                                        -----------    -----------    -----------

Cash flows from investing activities:
  Investments in loans                                            0              0       (430,578)
  Receipt of principal on mortgage loans                    144,612        133,829        125,302
                                                        -----------    -----------    -----------

  Net cash provided by (used in) investing activities       144,612        133,829       (305,276)
                                                        -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to partners                              (2,623,815)    (2,623,815)    (2,623,789)
                                                        -----------    -----------    -----------

Net decrease in cash and cash equivalents                  (349,558)      (650,903)      (659,590)

Cash and cash equivalents at beginning of year              567,460      1,218,363      1,877,953
                                                        -----------    -----------    -----------

Cash and cash equivalents at end of year                $   217,902    $   567,460    $ 1,218,363
                                                        ===========    ===========    ===========


See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

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

The distributions per BAC were $1.40 for 1997, 1996 and 1995. The 1997, 1996 and 1995 distributions were made from adjusted cash flow from operations and to a lesser extent were supplemented from working capital reserves, which was considered to be a return of capital. The General Partner has waived or allowed the accrual without payment of certain fees. See Note 4-Related Parties.


NOTE 2 - Accounting Policies

a)  Basis of Accounting

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP").

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

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

e) New Pronouncements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. The adoption of these standards in 1997 has not materially affected the Company's reported operating results, per share amounts, financial position or cash flows.

In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

Both SFAS No. 130 and 131 are disclosure related only and therefore will have no impact on the Company's financial position or results of operations.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 and 1995
                                   (Unaudited)

Note 3 - Investments in Loans

The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325.

Information relating to investments in mortgage loans and equity loans as of December 31, 1997 and 1996 is as follows:

                                                                                          Amounts Advanced
                                                         ---------------------------------------------------------------------------

                         No. of
                          Apart   Date of    Final                                        Total        Investments      Investments
Property/                 -ment   Invest-   Maturity     Mortgage                        Amounts       in Loans at      in Loans at
Location                  Units     ment      Date        Loans        Equity Loans      Advanced      12/31/97 (F)     12/31/96 (F)
--------                  -----     ----      ----        -----        ------------      --------      ------------     ------------

Mortenson                  104      8/90      8/30     $ 4,974,090      $   577,885     $ 5,551,975     $ 5,009,020     $ 5,095,655
Manor
Apts./
Ames, IA

Windemere                  204      9/90      9/30       8,110,300          736,550       8,846,850       8,222,672       8,325,535
Apts./
Wichita, KS

Fieldcrest III             112      8/91      8/31       3,343,700          383,300       3,727,000       3,467,130       3,513,361
Apts./
Dothan, AL

Holly Ridge II             144      3/93      3/33       5,310,100          684,400       5,994,500       5,656,344       5,734,738
Apts./
Gresham, OR

Willow Trace               152      6/93      6/28       4,420,000          680,000       5,100,000       4,730,327       4,816,161
Apts./
Tuscaloosa, AL
                                                       ----------------------------------------------------------------------------

Total                                                  $26,158,190      $ 3,062,135     $29,220,325     $27,085,493     $27,485,450

                                                       ============================================================================

                                              Interest earned by the Partnership during 1997
                       ---------------------------------------------------------------------------------------
                                    Non-contingent                                  Contingent
                       ---------------------------------------     -------------------------------------------
                                                                                   Cash Flow
                                     Default                         Annual         Partici-
                       Construc        Base          Interest         Yield          pation            Total
Property/                tion        Interest        Amount/         Amount/         Amount/         Interest
Location               Rate (A)      Rate (B)        Rate (C)        Rate (D)        Rate (E)         Earned
---------              ------      -----------     -----------     -----------     -----------     -----------
Mortenson               13.00%     $   305,352       $  96,079     $         0     $         0     $   401,431
Manor                                     6.45%           1.98%           0.97%          30.00%
Apts./
Ames, IA

Windemere               13.00%         630,847         128,725               0               0         759,572
Apts./                                    7.95%           1.60%           1.09%          30.00%
Wichita, KS

Fieldcrest III          10.18%         285,277           2,333          45,630           6,690         339,930
Apts./                                    8.68%           0.07%           1.36%          30.00%
Dothan, AL

Holly Ridge II          10.25%         426,982          87,381             N/A          11,704         526,067
Apts./                                   8.125%           1.64%                          25.00%
Gresham, OR

Willow Trace              N/A          358,663          56,395             N/A          29,215         444,273
Apts./                                    8.37%          1.287%                          30.00%
Tuscaloosa, AL
                        --------------------------------------------------------------------------------------

Total                              $ 2,007,121     $   370,913     $    45,630     $    47,609     $ 2,471,273

                        ======================================================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


(A) The Partnership did not receive any construction interest during 1997, as construction was completed prior to 1997 on all properties.

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

(E) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Fieldcrest, Willow Trace and Holly Ridge provided sufficient cash flow in 1996 to pay the Partnership a participation during 1997.

(F) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $25,508,832
and   $1,576,661  at  December  31,  1997  and   $25,651,993   and   $1,833,457,
respectively, at December 31, 1996.

                                                     1997              1996
                                                 ------------      ------------

Investment in loans January 1,                   $ 27,485,450      $ 27,874,623

Additions:
Fieldcrest III discount amortization                    1,452             1,452
                                                 ------------      ------------

                                                        1,452             1,452
                                                 ------------      ------------
Deductions:
Amortization of equity loans                         (256,796)         (256,796)
Collection of principal -Mortenson                    (38,478)          (36,080)
                        -Windemere                    (41,485)          (38,298)
                        -Fieldcrest III               (14,123)          (12,944)
                        -Holly Ridge                  (21,360)          (19,674)
                        -Willow Trace                 (29,167)          (26,833)
                                                 ------------      ------------
                                                     (401,409)         (390,625)

Investment in loans December 31,                 $ 27,085,493      $ 27,485,450
                                                 ============      ============

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


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

At December 31, 1997, all of the loans due to the Partnership are current (when taking into account the modification agreement discussed below). Mortenson has not paid its default interest of approximately $96,000, $85,000 and $98,000 for the years ended December 31, 1997, 1996 and 1995, respectively. During the first quarter of 1997, the Partnership received default interest of approximately $25,000, representing partial payment for 1996. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $538,217 and $442,000 at December 31, 1997 and 1996, respectively.

The operations of Mortenson have not been able to support the payment of the required interest. Accordingly, effective January 1, 1995 the Partnership entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the Default Rate was redefined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the calculation of participation percentages. Mortenson also agreed to defer the management fee payable up to the Default Rate. Pursuant to this modification agreement, default interest for 1997 and 1996 of approximately $96,000 and $97,000, respectively, has been accrued.

NOTE 4 - Related Parties

The costs incurred to related parties for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                              1997          1996          1995
                                            --------      --------      --------

Partnership management fees (a)             $153,065      $153,065      $153,065
Expense reimbursement (b)                     63,143        84,444        59,268
                                            --------      --------      --------

                                            $216,208      $237,509      $212,333
                                            ========      ========      ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. During the years ended December 31, 1997, 1996 and 1995, payments of $114,799, $267,864 and $65,668 were made, respectively. The remaining balance of the 1995 fee of $114,799 was paid during January 1996. As of December 31, 1997 and 1996, a balance of $305,822 and $267,556, respectively, was due to the General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs assets monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans. During the years ended December 31, 1997, 1996 and 1995, payments of $1,062, $138,849 and $58,032 were made, respectively, relating to these costs. As of December 31, 1997 and 1996, the General Partner and its affiliates were due $94,476 and $30,271, respectively.

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

Considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods/assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents

Fair value is determined to be the carrying value because they mature in three months or less and do not represent unanticipated credit concerns.

Investments in loans

At December 31, 1997, the estimated carrying value of the mortgage loans approximated fair value. The estimated fair values at December 31, 1997 were based on internal valuations of the five properties collateralizing these loans. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument which sets forth the terms of a loan. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the loans and the lack of a ready market for such investments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE 6 - Subsequent Events

On February 12, 1998, a distribution of $648,164 and $13,228 was paid to BAC holders and the General Partner, respectively, representing the 1997 fourth quarter distributions.

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

J. MICHAEL FRIED, 53, is President and a Director of the General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), an affiliate of the General Partner, a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

STEPHEN M. ROSS, 57, is a Director of the General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. ("Related") in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

STUART J. BOESKY, 41, is Vice President of the General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

ALAN P. HIRMES, 43, is a Vice President of the General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

RICHARD A. PALERMO, 37, is Treasurer of the General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

LYNN A. McMAHON, 42, is Secretary of the General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of March 3, 1998, no person was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner owns any Limited Partnership Interests or BACs.

As of March 3, 1998, the directors and officers of the General Partner as a group own, in the aggregate, 95.2% of the common stock of CIP Associates Inc.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                    Sequential
                                                                                       Page
                                                                                    ----------
(a) 1.    Financial Statements

          Independent Auditors' Report                                               12

          Statements of Financial Condition as of December 31, 1997 and 1996         13

          Statements of Income for the years ended  December 31, 1997,  1996 and
          1995                                                                       14

          Statements  of Changes in Partners'  Capital  (Deficit)  for the years
          ended December 31, 1997, 1996 and 1995                                     15

          Statements of Cash Flows for the years ended  December 31, 1997,  1996
          and 1995                                                                   16

          Notes to Financial Statements                                              17

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

(3C)      Amendment No. 1, dated July 7, 1989, to the  Registrant's  Amended and
          Restated Agreement of Limited Partnership

(10A)     Mortgage Note,  dated August 31, 1990, with respect to Mortenson Manor
          Apartments  in Ames,  Iowa,  in the  principal  amount  of  $4,974,900
          (incorporated  by  reference  to  Exhibit  10(a)  in the  Registrant's
          Current Report on Form 8-K dated August 31, 1990)

(10B)     Equity Loan Note dated  August 31,  1990,  with  respect to  Mortenson
          Manor  Apartments in Ames,  Iowa, in the principal  amount of $577,885
          (incorporated  by  reference  to  Exhibit  10(b)  in the  Registrant's
          Current Report on Form 8-K dated August 31, 1990)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

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

27        Financial Data Schedule (filed herewith)                                   35

99.       Additional Exhibits

(99A)     The Financial  Statements of Windemere  Development,  Inc., which owns and  operates an  apartment  complex  known as  Windemere at Tallgrass located in Wichita,  Kansas, as required by Staff Accounting  Bulletin
          No. 71                                                                     36

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


                           CAPITAL MORTGAGE PLUS L.P.
                                  (Registrant)



                                            By: CIP ASSOCIATES, INC.
                                                General Partner



Date:                                       By: ________________________________
                                                J. Michael Fried
                                                President and Director
                                                (Principal Executive Officer)








Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                         Title                            Date
     ---------                         -----                            ----



                          President (principal executive officer)
_____________________     and Director of CIP Associates, Inc.
J. Michael Fried          (a General Partner of the Registrant)



                          Senior Vice President (principal
_____________________     financial officer) of CIP Associates, Inc.
Alan P. Hirmes            (a General Partner of the Registrant)



                          Treasurer (principal accounting
_____________________     officer) of CIP Associates, Inc.
Richard A. Palermo        (a General Partner of the Registrant)



_____________________     Director of CIP Associates, Inc.
Stephen M. Ross           (a General Partner of the Registrant)




                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.
                                  (Registrant)



                                            By: CIP ASSOCIATES, INC.
                                                General Partner



Date:  March 30, 1998                       By: /s/ J. Michael Fried
                                                --------------------------------
                                                J. Michael Fried
                                                President and Director
                                                (Principal Executive Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  Signature                                     Title                              Date
  ---------                                     -----                              ----



/s/ J. Michael Fried              President (principal executive officer)
------------------------          and Director of CIP Associates, Inc.
J. Michael Fried                  (a General Partner of the Registrant)         March 30, 1998



/s/ Alan P. Hirmes                Senior Vice President (principal
------------------------          financial officer) of CIP Associates, Inc.
Alan P. Hirmes                    (a General Partner of the Registrant)         March 30, 1998



/s/ Richard A. Palermo            Treasurer (principal accounting
------------------------          officer) of CIP Associates, Inc.
Richard A. Palermo                (a General Partner of the Registrant)         March 30, 1998



/s/ Stephen M. Ross               Director of CIP Associates, Inc.
------------------------          (a General Partner of the Registrant)         March 30, 1998
Stephen M. Ross