Form 10-Q
period 1998-03-31
CAPITAL MORTGAGE PLUS L P
filed 1998-05-13
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

                            OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-18491


                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              13-3502020
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


625 Madison Avenue, New York, New York                                  10022
----------------------------------------                              ----------
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
                                   (Unaudited)

                                                 ===========       ===========
                                                   March 31,       December 31,
                                                    1998               1997
                                                 -----------       -----------
ASSETS

Investments in mortgage loans (Note 2)           $26,985,604       $27,085,493
Cash and cash equivalents                            306,173           217,902
Accrued interest receivable
  (net of allowance of $538,217
  and $538,217, respectively)                        396,845           443,267
Loan origination costs
  (net of accumulated
  amortization of $147,734
  and $141,883, respectively)                        845,004           850,855
                                                 -----------       -----------

Total assets                                     $28,533,626       $28,597,517
                                                 ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and other
   liabilities                                   $    47,959       $    46,446
  Due to general partner and
   affiliates (Note 3)                               454,577           400,298
                                                 -----------       -----------

Total liabilities                                    502,536           446,744
                                                 -----------       -----------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                        28,139,065        28,256,354
  General Partner                                   (107,975)         (105,581)
                                                 -----------       -----------

Total partners' capital                           28,031,090        28,150,773
                                                 -----------       -----------

Total liabilities and partners' capital          $28,533,626       $28,597,517
                                                 ===========       ===========

                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                      ==========================
                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        1998              1997
                                                      --------------------------
Revenues
  Interest income:
   Mortgage loans (Note 2)                            $666,648          $594,482
   Temporary investments                                 1,762             5,088
  Other income                                             363               613
                                                      --------          --------

Total revenues                                         668,773           600,183
                                                      --------          --------

Expenses
  General and administrative                             2,747            11,276
  General and administrative-
   related parties (Note 3)                             54,268            48,463
  Amortization                                          70,050            70,045
                                                      --------          --------

Total expenses                                         127,065           129,784
                                                      --------          --------

Net income                                            $541,708          $470,399
                                                      ========          ========

Allocation of Net income:

  Limited Partners                                    $530,874          $460,991
                                                      ========          ========

  General Partner                                     $ 10,834          $  9,408
                                                      ========          ========

Net income per BAC                                    $    .29          $    .25
                                                      ========          ========

                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                              =================================================
                                                    Limited            General
                                  Total             Partners           Partner
                              -------------------------------------------------
Partners' capital
 (deficit) -
 January 1, 1998              $ 28,150,773        $ 28,256,354        $(105,581)
Net income                         541,708             530,874           10,834
Distributions                     (661,391)           (648,163)         (13,228)
Partners' capital
 (deficit) -                  ------------        ------------        ---------
 March 31, 1998               $ 28,031,090        $ 28,139,065        $(107,975)
                              ============        ============        =========


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  ========================
                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                    1998            1997
                                                  ------------------------
Cash flows from operating activities:

Net income                                        $ 541,708      $ 470,399

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Amortization expense                               70,050         70,045
  Amortization of interest rate buydown                (363)          (363)
  Decrease (increase) in accrued interest
   receivable                                        46,422        (66,853)
  Increase (decrease) in accounts payable
   and other liabilities                              1,513           (703)
  Increase in due to general partner
   and affiliates                                    54,279         11,045
                                                  ---------      ---------

  Net cash provided by operating
   activities                                       713,609        483,570
                                                  ---------      ---------

Cash flows from investing activities:

  Receipt of principal on mortgage
   loans                                             36,053         35,109
                                                  ---------      ---------

Cash flows from financing activities:

  Distributions to partners                        (661,391)      (661,391)
                                                  ---------      ---------

Net increase (decrease) in cash and
  cash equivalents                                   88,271       (142,712)

Cash and cash equivalents at
  beginning of period                               217,902        567,460
                                                  ---------      ---------

Cash and cash equivalents at
  end of period                                   $ 306,173      $ 424,748
                                                  =========      =========

                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1998, the results of operations and its cash flows for the three months ended March 31, 1998 and 1997. However, the operating results for the three months ended March 31, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


Note 2 - Investments in Loans

The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325.

Information relating to investments in mortgage loans and equity loans as of March 31, 1998 is as follows:

                                                                      Amounts Advanced
                                           -------------------------------------------------------------------
                No. of
                Apart-  Date of    Final                                Total     Investments in  Investments
Property/        ment   Invest-  Maturity   Mortgage                  Amounts        Loans at     in Loans at
Location         Units    ment     Date       Loans     Equity Loans  Advanced      3/31/98 (E)   12/31/97 (E)
--------        ------  -------  --------  ----------   ------------  --------     -----------    ------------
Mortenson         104    8/90      8/30    $ 4,974,090   $  577,885   $ 5,551,975  $ 4,986,968     $ 5,009,020
Manor
Apts./
Ames, IA

Windemere         204    9/90      9/30      8,110,300      736,550     8,846,850    8,196,427       8,222,672
Apts./
Wichita, KS

Fieldcrest III    112    8/91      8/31      3,343,700      383,300     3,727,000    3,455,376       3,467,130
Apts./
Dothan, AL

Holly Ridge II    144    3/93      3/33      5,310,100      684,400     5,994,500    5,638,352       5,656,344
Apts./
Gresham, OR

Willow Trace      152    6/93      6/28      4,420,000      680,000     5,100,000    4,708,481       4,730,327
Apts./
Tuscaloosa, AL
                                           -----------   -----------  -----------  -------------   -----------
Total                                      $26,158,190   $3,062,135   $29,220,325  $26,985,604     $27,085,493
                                           ===========   ===========  ===========  =============   ===========

                          Interest earned by the Partnership during 1998
                    ---------------------------------------------------------
                        Non-contingent                 Contingent
                    -----------------------   -------------------------------
                                                        Cash Flow
                                   Default     Annual    Partici-
                    Base Interest  Interest    Yield      pation      Total
Property/              Amount/     Amount/    Amount/    Amount/    Interest
Location               Rate (A)    Rate (B)   Rate (C)   Rate (D)    Earned
--------            -------------  --------   --------   --------   --------

Mortenson             $ 75,947     $ 23,525   $     0    $     0    $ 99,472
Manor                     6.45%        1.98%     0.97%     30.00%
Apts./
Ames, IA

Windemere              157,184       31,635         0          0     188,819
Apts./                    7.95%        1.60%     1.09%     30.00%
Wichita, KS

Fieldcrest III          71,123       11,695    47,651     11,490     141,959
Apts./                    8.68%        0.07%     1.36%     30.00%
Dothan, AL

Holly Ridge II         106,468       21,490       N/A          0     127,958
Apts./                   8.125%        1.64%               25.00%
Gresham, OR

Willow Trace            89,278       13,844       N/A      5,318     108,440
Apts./                    8.37%       1.287%               30.00%
Tuscaloosa, AL
                      --------     --------   -------    -------    --------
Total                 $500,000     $102,189   $47,651    $16,808    $666,648
                      ========     ========   =======    =======    ========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


(A) Base interest on the Mortgages is that amount that is insured/co-insured by HUD and is being shown net of service fee.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by Partnership interests. Fieldcrest III's default rate was reduced during 11/95, as per the Additional Interest documents, to 0.07% over the Base Rate.

(C) Annual Yield is the amount over the default rate and is contingent upon property cash flow.

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Fieldcrest III and Willow Trace provided sufficient cash flow in 1997 to pay the Partnership a participation during 1998.

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $25,473,142 and $1,512,462 at March 31, 1998 and $25,508,832 and $1,576,661, respectively, at December 31, 1997.


Investments in loans January 1, 1997                                $27,485,450

Additions:
  Fieldcrest III discount amortization                                    1,452

Deductions:
  Amortization of equity loans                                         (256,796)
  Collection of principal - Mortenson                                   (38,478)
                          - Windemere                                   (41,485)
                          - Fieldcrest III                              (14,123)
                          - Holly Ridge                                 (21,360)
                          - Willow Trace                                (29,167)
                                                                     ----------

Investments in loans December 31, 1997                               27,085,493
                                                                     ----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

Additions:
  Fieldcrest III discount amortization                                      363

Deductions:
  Amortization of equity loans                                          (64,199)
  Collection of principal - Mortenson                                   (10,012)
                          - Windemere                                   (10,900)
                          - Fieldcrest III                               (3,727)
                          - Holly Ridge                                  (3,734)
                          - Willow Trace                                 (7,680)
                                                                    -----------

Investments in loans March 31, 1998                                 $26,985,604
                                                                    ===========

The Mortenson and Windemere Mortgages are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III, Holly Ridge and Willow Trace mortgages are insured by HUD.

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

At March 31, 1998, all of the loans due to the Partnership are current (when taking into account the Mortenson modification agreement effective January 1,
1995). Mortenson has not paid approximately $498,000 of $621,000 default interest due for the years ended December 31, 1993 to December 31, 1997 resulting in an allowance for uncollectability relating to the default interest amounting to approximately $538,000 at both March 31, 1998 and December 31, 1997.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


Note 3 - Related Parties

The costs incurred to related parties for the three months ended March 31, 1998 and 1997 were as follows:

                                                        ========================
                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                         1998             1997
                                                        ------------------------
Partnership management fees (a)                          38,266          $38,266
Expense reimbursement (b)                                16,002           10,197
                                                        -------          -------

                                                        $54,268          $48,463
                                                        =======          =======

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. Partnership management fees owed to the General Partner amounting to approximately $344,088 and $305,822 were accrued and unpaid as of March 31, 1998 and December 31, 1997.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


Note 4 - Subsequent Event

It is anticipated that during May 1998, a distribution of $452,922 and $9,243 will be paid to BACs holders and the General Partner, respectively, representing the 1998 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

The Partnership received $36,733,200 in gross proceeds for BACs during the period July 28, 1989 through May 23, 1991. No further issuance of BACs is anticipated.

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the three months ended March 31, 1998, cash and cash equivalents of the Partnership increased by approximately $88,000. Cash provided by operating activities and receipt of principal on mortgage loans were approximately $750,000, and distributions paid to partners approximated $661,000. Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization of approximately $70,000.

In addition, the General Partner has allowed the accrual without payment of the partnership management fee through 1992 and for the quarters ended March 31, 1998 and December 31, 1997 in aggregate amounts equal to approximately $268,000 and $76,000 respectively. See Note 3 - Related Parties. Since 1992, all partnership management fees except the quarter ended March 31, 1998 and December 31, 1997 and substantially all expense reimbursements have been paid. As the Partnership's portfolio has not performed as anticipated, distributions in previous quarters have been augmented with funds made available by the General Partner deferring its management fees and reimbursements and by utilizing Partnership working capital reserves. The distribution for the quarter ended March 31, 1998, which will be paid on May 15, 1998, has been reduced to a level equal to 5% per annum, based on the original BAC price. This reflects the actual cash receipts of interest payments and scheduled amortization for the quarter. This and future quarterly distributions will no longer be augmented by working capital or the deferral of fees. Subject to the performance of the Partnership's investments and results of operations, at this time it is anticipated that there will be sufficient cash from operations generated to cover anticipated expenses in 1998 and to fund future distributions, at least at the reduced level.

A distribution of approximately $648,000 was made to the limited partners or BACs holders for the three months ended March 31,

1997 from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. A total of approximately $13,000 was distributed to the General Partner during the three months ended March 31, 1997.

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

Results of Operations
---------------------

Three months Ended March 31, 1998 Compared with Three months Ended March 31,
1997

Results of operations for the three months ended March 31, 1998 and 1997 consisted primarily of interest income earned from investment in mortgage loans of approximately $667,000 and $594,000, respectively.

Interest income on mortgage loans increased approximately $72,000 for the three months ended March 31, 1998, as compared to 1997 primarily due to cash flow participation and annual yield payments from Fieldcrest III as well as a cash flow participation payment from Willow Trace.

Interest income from temporary investments decreased approximately $3,000 for the three months ended March 31, 1998, as compared to 1997 primarily due to lower cash and cash equivalents balances in 1998.

Total expenses remained fairly consistent with a decrease of approximately 2% for the three months ended March 31, 1998 as compared to 1997.

General and administrative decreased approximately $9,000 for the three months ended March 31, 1998, as compared to 1997 primarily due to a decrease in legal and printing expenses in 1998.

General and administrative-related parties increased approximately $6,000 for the three months ended March 31, 1998, as compared to 1997 primarily due to the timing of certain expenses paid and a decrease in legal expenses.

Year 2000 Compliance
--------------------

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partner is in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

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

Date:  May 13, 1998

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Senior Vice President
                                    (Principal Financial Officer)

Date:  May 13, 1998

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps
                                    Treasurer
                                    (Principal Accounting Officer)