Form 10-Q
period 1998-06-30
CAPITAL MORTGAGE PLUS L P
filed 1998-07-30
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-3502020
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

625 Madison Avenue, New York, New York                              10022
--------------------------------------                           ----------
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
                                   (Unaudited)

                                                ============      ============
                                                  June 30,        December 31,
                                                    1998              1997
                                                ------------      ------------
ASSETS

Investments in
  mortgage loans (Note 2)                        $26,883,125       $27,085,493
Cash and cash equivalents                            325,552           217,902
Accrued interest receivable
  (net of allowance of $538,217
  and $538,217, respectively)                        499,983           443,267
Loan origination costs
  (net of accumulated
  amortization of $153,585
  and $141,883, respectively)                        839,153           850,855
                                                 -----------       -----------
Total assets                                     $28,547,813       $28,597,517
                                                 ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and other
   liabilities                                   $    54,303       $    46,446
  Due to general partner and
   affiliates (Note 3)                               465,593           400,298
                                                 -----------       -----------
Total liabilities                                    519,896           446,744
                                                 -----------       -----------
Partners' capital (deficit):
  Limited Partners (1,836,660 BACs

   issued and outstanding)                        28,135,955        28,256,354
  General Partner                                   (108,038)         (105,581)
                                                 -----------       -----------
Total partners' capital                           28,027,917        28,150,773
                                                 -----------       -----------
Total liabilities and partners' capital          $28,547,813       $28,597,517
                                                 ===========       ===========

              See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                         =======================     ===========================
                           Three Months Ended                Six Months Ended
                               June 30,                       June 30,
                         ----------------------      ---------------------------
                         1998            1997             1998            1997
                         -----------------------     ---------------------------
Revenues
  Interest income:
   Mortgage loans
     (Note 2)            $602,537       $661,841     $1,269,185     $1,256,323
   Temporary
     investments            3,239          4,128          5,001          9,216
  Other income                463            913            826          1,526
                         --------       --------     ----------     ----------
Total revenues            606,239        666,882      1,275,012      1,267,065
                         --------       --------     ----------     ----------

Expenses
  General and
   administrative          27,930         27,898         30,677         39,174
  General and
   administrative-
   related parties
   (Note 3)                49,267         61,901        103,535        110,364
  Amortization             70,050         70,045        140,100        140,090
                         --------       --------     ----------     ----------

Total expenses            147,247        159,844        274,312        289,628
                         --------       --------     ----------    -----------

Net income               $458,992       $507,038     $1,000,700    $   977,437
                         ========       ========     ==========    ===========

Allocation of
  Net income:

  Limited Partners       $449,812       $496,897     $  980,686    $   957,888
                         ========       ========     ==========    ===========

  General Partner        $  9,180       $ 10,141     $   20,014    $    19,549
                         ========       ========     ==========    ===========

Net income per BAC       $    .24       $    .27     $      .53    $       .52
                         ========       ========     ==========    ===========

                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                              =================================================
                                                     Limited           General
                                    Total            Partners          Partner
                              -------------------------------------------------
Partners' capital
 (deficit) -
 January 1, 1998              $ 28,150,773        $ 28,256,354        $(105,581)
Net income                       1,000,700             980,686           20,014
Distributions                   (1,123,556)         (1,101,085)         (22,471)
                              ------------        ------------        ---------
Partners' capital
 (deficit) -
 June 30, 1998                $ 28,027,917        $ 28,135,955        $(108,038)
                              ============        ============        =========

                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                ================================
                                                       Six Months Ended
                                                            June 30,
                                                -------------------------------
                                                    1998               1997
                                                -------------------------------
Cash flows from operating activities:

Net income                                       $ 1,000,700      $    977,437

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Amortization expense                               140,100           140,090
  Amortization of interest rate buydown                 (726)             (726)
  Increase in accrued interest
   receivable                                        (56,716)         (137,949)
  Increase (decrease) in accounts payable
   and other liabilities                               7,857           (11,535)
  Increase in due to general partner
   and affiliates                                     65,295            34,884
                                                 -----------      ------------

  Net cash provided by operating
   activities                                      1,156,510         1,002,201
                                                 -----------      ------------

Cash flows from investing activities:

  Receipt of principal on mortgage
   loans                                              74,696            70,905
                                                 -----------      ------------

Cash flows from financing activities:

  Distributions to partners                       (1,123,556)       (1,308,346)
                                                 -----------      ------------

Net increase (decrease) in cash and
  cash equivalents                                   107,650          (235,240)

Cash and cash equivalents at
  beginning of period                                217,902           567,460
                                                 -----------      ------------
Cash and cash equivalents at
  end of period                                  $   325,552      $    332,220
                                                 ===========      ============

                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. However, the operating results for the six months ended June 30, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

Note 2  - Investments in Loans

The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325.

Information relating to investments in mortgage loans and equity loans as of June 30, 1998 is as follows:



                                                                                    Amounts Advanced
                                                    -----------------------------------------------------------------------------

                  No. of
                  Apart-    Date of     Final                                              Total        Investments   Investments
Property/           ment    Invest-    Maturity       Mortgage                            Amounts       in Loans at   in Loans at
Location           Units      ment       Date          Loans          Equity Loans       Advanced       6/30/98 (E)  12/31/97 (E)
--------           -----      ----       ----          -----          ------------       --------       -----------  ------------

Mortenson           104       8/90       8/30       $ 4,974,090        $  577,885       $  5,551,975   $  4,964,754   $  5,009,020
Manor
Apts./
Ames, IA

Windemere           204       9/90       9/30         8,110,300           736,550          8,846,850      8,169,963      8,222,672
Apts./
Wichita, KS

Fieldcrest III      112       8/91       8/31         3,343,700           383,300          3,727,000      3,443,540      3,467,130
Apts./
Dothan, AL

Holly Ridge II      144       3/93       3/33         5,310,100           684,400          5,994,500      5,618,396      5,656,344
Apts./
Gresham, OR

Willow Trace        152       6/93       6/28         4,420,000           680,000          5,100,000      4,686,472      4,730,327
Apts./
Tuscaloosa, AL
                                                 ----------------------------------------------------------------------------------

Total                                               $26,158,190        $3,062,135        $29,220,325    $26,883,125    $27,085,493

                                                 ==================================================================================
                                      Interest earned by the Partnership during 1998
                      -----------------------------------------------------------------------------
                              Non-contingent                              Contingent
                      -----------------------------    --------------------------------------------
                                                                         Cash Flow
                                          Default         Annual         Partici-
                       Base Interest      Interest         Yield          pation           Total
Property/                 Amount/          Amount/        Amount/         Amount/         Interest
Location                 Rate (A)         Rate (B)        Rate (C)        Rate (D)         Earned
--------                 --------         --------        --------        --------         ------

Mortenson                $ 151,733        $  47,336     $        0         $      0      $  199,069
Manor                        6.45%            1.98%          0.97%           30.00%
Apts./
Ames, IA

Windemere                  314,149           63,576              0                0         377,725
Apts./                       7.95%            1.60%          1.09%           30.00%
Wichita, KS

Fieldcrest III             142,164           23,544         47,651           11,490         224,849
Apts./                       8.68%            0.07%          1.36%           30.00%
Dothan, AL

Holly Ridge II             212,819           43,195            N/A                0         256,014
Apts./                      8.125%            1.64%                          25.00%
Gresham, OR

Willow Trace               178,395           27,815            N/A            5,318         211,528
Apts./                       8.37%           1.287%                          30.00%
Tuscaloosa, AL
                ------------------------------------------------------------------------------------

Total                     $999,260         $205,466        $47,651         $ 16,808      $1,269,185

                ====================================================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

(A) Base interest on the Mortgages is that amount that is insured/co-insured by HUD and is being shown net of servicing fees.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by Partnership interests. Fieldcrest III's default rate was reduced during 11/95, as per the Additional Interest documents, to 0.07% over the Base Rate.

(C) Annual Yield is the interest amount over the default rate and is contingent upon property cash flow.

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Fieldcrest III and Willow Trace provided sufficient cash flow in 1997 to pay the Partnership a participation during 1998.

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $25,434,863 and $1,448,262 at June 30, 1998 and $25,508,832 and $1,576,661, respectively, at
December 31, 1997.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

Additions:
   Fieldcrest III discount amortization                                    726

Deductions:
   Amortization of equity loans                                       (128,398)
   Collection of principal - Mortenson                                 (20,188)
                           - Windemere                                 (22,019)
                           - Fieldcrest III                             (7,537)
                           - Holly Ridge                                (9,431)
                           - Willow Trace                              (15,521)
                                                                   -----------

Investments in loans June 30, 1998                                 $26,883,125
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

At June 30, 1998, all of the loans due to the Partnership are current under their respective documents. Pursuant to the 1995 modification agreement Mortenson has not paid approximately $498,000 of approximately $621,000 default interest due for the years ended December 31, 1993 to December 31, 1997 resulting in an allowance for uncollectability relating to the default interest amounting to approximately $538,000 at both June 30, 1998 and December 31, 1997.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


Note 3 - Related Parties

The costs incurred to related parties for the three and six months ended June 30, 1998 and 1997 were as follows:

                             Three Months Ended             Six Months Ended
                                   June 30,                      June 30,
                            ---------------------        -----------------------
                              1998          1997           1998           1997
                            -------       -------        --------       --------
Partnership
  management
  fees (a)                  $38,267       $38,267        $ 76,533       $ 76,533
Expense reimburse-
  ment (b)                   11,000        23,634          27,002         33,831
                            -------       -------        --------       --------

                            $49,267       $61,901        $103,535       $110,364
                            =======       =======        ========       ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. Partnership management fees owed to the General Partner amounting to approximately $344,000 and $306,000 were accrued and unpaid as of June 30, 1998 and December 31, 1997.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


Note 4 - Subsequent Event

It is anticipated that during August 1998, a distribution of approximately $453,000 and $9,000 will be paid to BACs holders and the General Partner, respectively, representing the 1998 second quarter distribution.

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

During the six months ended June 30, 1998, cash and cash equivalents of the Partnership increased by approximately $108,000. Cash provided by operating activities and receipt of principal on mortgage loans were approximately $1,231,000, and distributions paid to partners approximated $1,124,000. Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization of approximately $140,000.

In addition, the General Partner has allowed the accrual without payment of the partnership management fee through 1992 and for the quarter ended December 31, 1997 in aggregate amounts equal to approximately $268,000 and $38,000 respectively. The partnership management fee amounting to approximately $38,000 for the quarter ended June 30, 1998 has been accrued and will be paid in August 1998. See Note 3 - Related Parties. As the Partnership's portfolio has not performed as anticipated, distributions in previous quarters have been augmented with funds made available by the General Partner deferring its management fees and reimbursements and by utilizing Partnership working capital reserves. The distribution for the quarter ended June 30, 1998, which will be paid on August 14, 1998, has been reduced to a level equal to 5% per annum, based on the original BAC price. This reflects the actual cash receipts of interest payments and scheduled amortization for the quarter. This and future quarterly distributions will no longer be augmented by working capital or the deferral of fees. Subject to the performance of the Partnership's investments and results of operations, at this time it is anticipated that there will be sufficient cash from operations generated to cover anticipated expenses in 1998 and to fund future distributions, at least at the reduced level.

Distributions of approximately $1,101,000 and $1,282,000 were made to the limited partners or BACs holders for the six months ended June 30, 1998 and 1997, respectively, from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. A total of approximately $22,000 and $26,000 was distributed to the General Partner during the six months ended June 30, 1998 and 1997, respectively.

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

Results of Operations

Three and six months ended June 30, 1998 compared with three and six months ended June 30, 1997

Results of operations for the three and six months ended June 30, 1998 and 1997 consisted primarily of interest income earned from investment in mortgage loans of approximately $603,000 and $662,000 and $1,269,000 and $1,256,000,
respectively.

Interest income from mortgage loans decreased and increased approximately $59,000 and $13,000, for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The decrease for the three months is primarily due to the receipt of an annual yield payment from Fieldcrest III and a cash flow participation payment from Willow Trace in the second quarter of 1997, which was not received in the current quarter. The increase for the six months is primarily due to an increase in the default interest received from Fieldcrest III partially offset by a small decrease in the cash flow participation payments from Willow Trace in 1998.

Interest income from temporary investments decreased approximately $1,000 and $4,000 for the three and six months ended June

30, 1998, respectively, as compared to the same period in 1997 primarily due to lower cash and cash equivalents balances in 1998.

General and administrative decreased approximately $8,000 for the six months ended June 30, 1998, as compared to the same period in 1997 primarily due to decreases in legal and insurance expenses.

General and administrative-related parties decreased approximately $13,000 for the three months ended June 30, 1998, as compared to the same period in 1997 primarily due to a decrease in expense reimbursements due to the General Partner.

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

Date:  July 29, 1998

                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Senior Vice President
                               (Principal Financial Officer)

Date:  July 29, 1998

                           By: /s/ Glenn F. Hopps
                               ------------------
                               Glenn F. Hopps
                               Treasurer
                               (Principal Accounting Officer)