Form 10-Q
period 1998-09-30
CAPITAL MORTGAGE PLUS L P
filed 1998-11-13
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 1998

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
                               STATEMENTS OF FINANCIAL CONDITION
                                          (Unaudited)


                                                 September 30,      December 31,
                                                    1998                1997
                                                 ------------      ------------
ASSETS

Investments in
  mortgage loans (Note 2)                        $ 26,777,923      $ 27,085,493
Cash and cash equivalents                             472,638           217,902
Accrued interest receivable
  (net of allowance of $538,217
  and $538,217, respectively)                         461,409           443,267
Loan origination costs
  (net of accumulated
  amortization of $159,436
  and $141,883, respectively)                         833,302           850,855
                                                 ------------      ------------

Total assets                                     $ 28,545,272      $ 28,597,517
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and other
    liabilities                                  $     21,076      $     46,446
  Due to general partner and
    affiliates (Note 3)                               501,421           400,298
                                                 ------------      ------------

Total liabilities                                     522,497           446,744
                                                 ------------      ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
    issued and outstanding)                        28,130,916        28,256,354
  General Partner                                    (108,141)         (105,581)
                                                 ------------      ------------

Total partners' capital                            28,022,775        28,150,773
                                                 ------------      ------------

Total liabilities and partners' capital          $ 28,545,272      $ 28,597,517
                                                 ============      ============

                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                ----------------------   -----------------------
                                   1998         1997        1998       1997
                               -----------------------   -----------------------
Revenues
  Interest income:
    Mortgage loans
      (Note 2)                 $  603,647   $  620,941   $1,872,832   $1,877,264
    Temporary
      investments                   3,310        3,152        8,311       12,368
  Other income                        563          363        1,389        1,889
                               ----------   ----------   ----------   ----------

Total revenues                    607,520      624,456    1,882,532    1,891,521
                               ----------   ----------   ----------   ----------

Expenses
  General and
    administrative                  1,323       12,828       32,000       52,002
  General and
    administrative-
   related parties
    (Note 3)                       74,058       60,094      177,593      170,458
  Amortization                     70,050       70,045      210,150      210,135
                               ----------   ----------   ----------   ----------

Total expenses                    145,431      142,967      419,743      432,595
                               ----------   ----------   ----------   ----------

Net income                     $  462,089   $  481,489   $1,462,789   $1,458,926
                               ==========   ==========   ==========   ==========

Allocation of
  Net income:

  Limited Partners             $  452,847   $  471,859   $1,433,533   $1,429,747
                               ==========   ==========   ==========   ==========

  General Partner              $    9,242   $    9,630   $   29,256   $   29,179
                               ==========   ==========   ==========   ==========

Net income per
  BAC                          $      .25   $      .26   $      .78   $      .78
                               ==========   ==========   ==========   ==========

                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                                  Limited         General
                                  Total           Partners        Partner
                               -----------      -----------      ---------
Partners' capital
 (deficit) -
 January 1, 1998               $28,150,773      $28,256,354      $(105,581)
Net income                       1,462,789        1,433,533         29,256
Distributions                   (1,590,787)      (1,558,971)       (31,816)
                               -----------      -----------      ---------
Partners' capital
 (deficit) -
 September 30, 1998            $28,022,775      $28,130,916      $(108,141)
                               ===========      ===========      =========


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                             September 30,
                                                    ---------------------------
                                                        1998            1997
                                                    ---------------------------
Cash flows from operating activities:

Net income                                          $ 1,462,789    $ 1,458,926

Adjustments to reconcile net income to
  net cash provided by operating
  activities:

  Amortization expense                                  210,150        210,135
  Amortization of interest rate buydown                  (1,089)        (1,089)
  Increase in accrued interest
    receivable                                          (18,142)       (81,139)
  Decrease in accounts payable
    and other liabilities                               (25,370)       (12,726)
  Increase in due to general partner
    and affiliates                                      101,123         56,720
                                                    -----------    -----------

  Net cash provided by operating
    activities                                        1,729,161      1,630,827
                                                    -----------    -----------

Cash flows from investing activities:

  Receipt of principal on mortgage
    loans                                               116,062        107,402
                                                    -----------    -----------

Cash flows from financing activities:

  Distributions to partners                          (1,590,787)    (1,962,424)
                                                    -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                      254,736       (224,195)

Cash and cash equivalents at
  beginning of period                                   217,902        567,460
                                                    -----------    -----------

Cash and cash equivalents at
  end of period                                     $   472,638    $   343,265
                                                    ===========    ===========


                 See Accompanying Notes to Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. However, the operating results for the nine months ended September 30, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

                          CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)

Note 2  - Investments in Loans

The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325.

Information relating to investments in mortgage loans and equity loans as of September 30, 1998 is as follows:

                                                                               Amounts Advanced
                                                    -----------------------------------------------------------------------

                    No. of
                    Apart-   Date of    Final                                       Total       Investments    Investments
Property/            ment    Invest-   Maturity     Mortgage                       Amounts      in Loans at    in Loans at
Location             Units    ment       Date         Loans     Equity Loans       Advanced     9/30/98 (E)    12/31/97 (E)
--------            ------   -------   --------   -----------   ------------     -----------   -----------     -----------
Mortenson             104     8/90        8/30     $4,974,090      $577,885       $5,551,975    $4,942,375      $5,009,020
Manor
Apts./
Ames, IA

Windemere             204     9/90        9/30      8,110,300       736,550        8,846,850     8,143,274       8,222,672
Apts./
Wichita, KS

Fieldcrest III        112     8/91        8/31      3,343,700       383,300        3,727,000     3,431,619       3,467,130
Apts./
Dothan, AL

Holly Ridge II        144     3/93        3/33      5,310,100       684,400        5,994,500     5,596,356       5,656,344
Apts./
Gresham, OR

Willow Trace          152     6/93        6/28      4,420,000       680,000        5,100,000     4,664,299       4,730,327
Apts./
Tuscaloosa, AL
                                                  -----------    ----------      -----------   -----------     -----------

Total                                             $26,158,190    $3,062,135      $29,220,325   $26,777,923     $27,085,493
                                                  ===========    ==========      ===========   ===========     ===========

                             Interest earned by the Partnership during 1998
                    ------------------------------------------------------------
                        Non-contingent                    Contingent
                    ----------------------     ---------------------------------
                                                          Cash Flow
                      Base         Default     Annual      Partici-
                    Interest      Interest      Yield      pation       Total
Property/           Amount/        Amount/     Amount/     Amount/     Interest
Location            Rate (A)      Rate (B)     Rate (C)    Rate (D)     Earned
--------           ----------     --------     -------     -------    ----------
Mortenson           $227,354      $71,473       $   0     $     0    $  298,827
Manor                   6.45%        1.98%       0.97%      30.00%
Apts./
Ames, IA

Windemere            470,891       95,822           0           0       566,713
Apts./                  7.95%        1.60%       1.09%      30.00%
Wichita, KS

Fieldcrest III       213,121       35,566      47,651      11,490       307,828
Apts./                  8.68%        0.07%       1.36%      30.00%
Dothan, AL

Holly Ridge II       319,054       65,831         N/A           0       384,885
Apts./                 8.125%        1.64%                  25.00%
Gresham, OR

Willow Trace         267,347       41,914         N/A       5,318       314,579
Apts./                  8.37%       1.287%                  30.00%
Tuscaloosa, AL
                  ----------     --------     -------     -------    ----------

Total             $1,497,767     $310,606     $47,651     $16,808    $1,872,832
                  ==========     ========     =======     =======    ==========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $25,393,859 and $1,384,064 at September 30, 1998 and $25,508,832 and $1,576,661,
respectively, at December 31, 1997.

Investments in loans January 1, 1997                                 $27,485,450

Additions:
   Fieldcrest III discount amortization                                    1,452

Deductions:
   Amortization of equity loans                                        (256,796)
   Collection of principal - Mortenson                                  (38,478)
                           - Windemere                                  (41,485)
                           - Fieldcrest III                             (14,123)
                           - Holly Ridge                                (21,360)
                           - Willow Trace                               (29,167)
                                                                    -----------

Investments in loans December 31, 1997                               27,085,493
                                                                    -----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)



Additions:
   Fieldcrest III discount amortization                                   1,089

Deductions:
   Amortization of equity loans                                        (192,597)
   Collection of principal - Mortenson                                  (30,527)
                           - Windemere                                  (33,364)
                           - Fieldcrest III                             (11,430)
                           - Holly Ridge                                (17,213)
                           - Willow Trace                               (23,528)
                                                                    -----------

Investments in loans September 30, 1998                             $26,777,923
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

At September 30, 1998, all of the loans due to the Partnership are current under their respective documents. Pursuant to the 1995 modification agreement Mortenson has not paid approximately $498,000 of approximately $621,000 default interest due for the years ended December 31, 1993 to December 31, 1997 resulting in an allowance for uncollectability relating to the default interest amounting to approximately $538,000 at both September 30, 1998 and December 31, 1997.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)



Note 3 - Related Parties

The costs incurred to related parties for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                 ---------------------     ---------------------
                                   1998         1997         1998         1997
                                 ---------------------     ---------------------
Partnership manage-
  ment fees (a)                  $ 38,266     $ 38,266     $114,799     $114,799
Expense reimburse-
  ment (b)                         35,792       21,828       62,794       55,659
                                 --------     --------     --------     --------

                                 $ 74,058     $ 60,094     $177,593     $170,458
                                 ========     ========     ========     ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. Partnership management fees owed to the General Partner amounting to approximately $344,000 and $306,000 were accrued and unpaid as of September 30, 1998 and December 31, 1997. The portion of such accrual related to the quarter ended September 30, 1998 ($38,266) will be paid in November 1998.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


Note 4 - Subsequent Event

It is anticipated that during November 1998, a distribution of approximately $453,000 and $9,000 will be paid to BACs holders and the General Partner, respectively, representing the 1998 third quarter distribution.

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

During the nine months ended September 30, 1998, cash and cash equivalents of the Partnership increased by approximately $255,000. Cash provided by operating activities and receipt of principal payments on mortgage loans were approximately $1,845,000, and distributions paid to partners approximated $1,591,000. Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization of approximately $209,000.

In addition, the General Partner has allowed the accrual without payment of the partnership management fee through 1992 and for the quarter ended December 31, 1997 in aggregate amounts equal to approximately $268,000 and $38,000 respectively. The partnership management fee amounting to approximately $38,000 for the quarter ended September 30, 1998 has been accrued and will be paid in November 1998. See Note 3 - Related Parties. As the Partnership's portfolio has not performed as anticipated, distributions in previous quarters have been augmented with funds made available by the General Partner deferring its management fees and reimbursements and by utilizing Partnership working capital reserves. The distribution for the quarter ended September 30, 1998, which will be paid on November 13, 1998, has been reduced to a level equal to 5% per annum, based on the original BAC price. This reflects the actual cash receipts of interest payments and scheduled principal payments for the quarter. This and future quarterly distributions will no longer be augmented by working capital or the deferral of fees. Subject to the performance of the Partnership's investments and results of operations, at this time it is anticipated that there will be sufficient cash from operations generated to cover anticipated expenses in 1998 and to fund future distributions, at least at the reduced level.

Distributions of approximately $1,559,000 and $1,923,000 were made to the limited partners or BACs holders for the nine months ended September 30, 1998 and 1997, respectively, from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. A total of approximately $32,000 and $39,000 was distributed to the General Partner during the nine months ended September 30, 1998 and 1997, respectively.

Willow Partners, ltd., the owner of the Willow Trace Apartments project (Tuscaloosa, Alabama), a property securing the FHA Co-Insured Mortgage Loan and Equity Loan held by the Partnership, has notified the Partnership that it intends to refinance the FHA First Mortgage.

It is anticipated that in the fourth quarter of 1998, the Willow Trace FHA Mortgage Loan will be refinanced by a third party lender not affiliated with the Partnership, the General Partner or Willow Partners, Ltd. Proceeds from the refinancing in the amount of approximately $4,745,000 will be paid to the Partnership, representing the repayment of the outstanding balance of the Mortgage Loan in the approximate amount of $4,284,000 plus approximately $461,000 in prepayment premiums and additional interest that is due. It is anticipated that the Equity Loan in the amount of $680,000 will stay in place and be secured by a second mortgage on the property, an assignment and pledge of the partnership interests in Willow Partners, Ltd. as well as a guarantee from an affiliate of the principal of Willow Partners, Ltd. The loan will carry a 10% annual interest rate, and the principal will self-amortize over a 6 year period. The Partnership will also be entitled to 20% of the net cash flow of the property. The Second Mortgage will be subordinate to the new first mortgage which is anticipated to be in the amount of approximately $4,880,000. The new first mortgage is expected to carry a 7.25% interest rate with principal amortizing over 30 years. The Second Mortgage is expected to provide that the Partnership may not foreclose on the property without the consent of the holder of the first mortgage.

It is anticipated that proceeds from this repayment will be used as follows: (1) a special distribution of approximately $4,041,000 ($2.20/BAC) to BACholders and $41,000 distributed to the General Partner, representing a 99% and 1% return of capital distribution, respectively; (2) payment of approximately $517,000 in accrued and unpaid payables of the Partnership, including accrued fees and expense reimbursements due the General Partner; and (3) the balance of approximately $146,000 will be allocated to Partnership reserves.

There is no assurance, at this time, that the refinancing and a repayment of the loan will, in fact, occur.

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

Results of Operations

Three and nine months ended September 30, 1998 compared with three and nine months ended September 30, 1997

Results of operations for the three and nine months ended September 30, 1998 and 1997 consisted primarily of interest income earned from investment in mortgage loans of approximately $604,000 and $621,000 and $1,873,000 and $1,877,000,
respectively.

Interest income from mortgage loans decreased approximately $17,000 and $4,000, for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The decrease for the three and nine months is primarily due the receipt of cash flow participation payments from Willow Trace, Fieldcrest III and Holly Ridge in 1997 which were non-recurring partially offset by an increase in the default interest received from Fieldcrest III in 1998.

Interest income from temporary investments decreased approximately $4,000 for the nine months ended September 30, 1998, respectively, as compared to the same period in 1997 primarily due to lower cash and cash equivalents balances in 1998.

General and administrative decreased approximately $12,000 and $20,000 for the three and nine months ended September 30, 1998, as compared to the same periods in 1997 primarily due to decreases in legal and insurance expenses.

General and administrative-related parties increased approximately $14,000 for the three months ended September 30, 1998, as compared to the same period in 1997 primarily due to an increase in expense reimbursements payable to the General Partner.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partner has incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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


                           CAPITAL MORTGAGE PLUS L.P.


                         By:   CIP ASSOCIATES, INC.
                               General Partner

Date:  November 11, 1998

                               By: /s/ Alan P. Hirmes
                                   -----------------------------
                                   Alan P. Hirmes
                                   Senior Vice President
                                   (Principal Financial Officer)

Date:  November 11, 1998

                               By: /s/ Glenn F. Hopps
                                   -----------------------------
                                   Glenn F. Hopps
                                   Treasurer
                                   (Principal Accounting Officer)