Form 10-K
period 1998-12-31
CAPITAL MORTGAGE PLUS L P
filed 1999-04-06
CIK 845875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
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

	Beneficial Assignment Certificates

	Indicate by check mark whether the registrant:  (1)
has filed all reports required to be filed by Section 13
or 15(d) of the Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period that
the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the
past 90 days.  Yes    X     No  ___

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

DOCUMENTS INCORPORATED BY REFERENCE
	Registrant's prospectus dated May 10, 1989, as supple-mented July 7, 1989, January 8, 1990, February 9, 1990,
May 18, 1990, and October 24, 1990, as filed with the
Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 28
Page 1 of  103

PART I

Item 1.  Business.

General

Capital Mortgage Plus L.P. (the "Registrant") is a lim-ited partnership which was formed under the laws of the State of Delaware on November 23, 1988. The sole gen-eral partner of the Registrant is CIP Associates, Inc., a Delaware corporation (the "General Partner"). The
General Partner manages and controls the affairs of the Registrant. See Item 10, Directors and Executive Offi-cers of the Registrant, below.

Investment Objectives

The Registrant's principal investment objectives are to:
(i) preserve and protect the Registrant's capital; (ii) provide quarterly cash distributions of adjusted cash from operations; and (iii) provide additional distribu-tions from additional interest arising from participa-tions in the annual cash flow of the developments and/or the sale or refinancing of a development. There can be no assurance that all of the objectives can be achieved.

The Registrant has originated federally insured and co-insured first mortgage construction and permanent loans
("Mortgages") to finance multi-family residential rental properties ("Developments") developed by unaffiliated entities. All base interest and initially at least 90% in the aggregate of the principal of the Mortgages in which the Registrant invests are insured or coinsured by the Department of Housing and Urban Development ("HUD") and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The remaining 10% of the Regis-trant's portfolio is comprised of uninsured non-interest bearing equity loans made directly to the same develop-ers as the Mortgages for, among other purposes, defrayal of certain specific cash requirements of the properties.
The Registrant has made five mortgage loans in the ag-gregate amount of $26,158,190 and five non-interest bearing equity loans in the aggregate amount of $3,062,135 in connection with five multi-family proj-ects. The mortgage and equity loan relating to the Wil-low Trace Apartments ("Willow Trace"), was repaid in full on December 16, 1998.

The Registrant is engaged solely in the business of in-vesting in Mortgages and equity loans; therefore, pres-entation of industry segment information is not applica-ble.

Investments

The following table lists the mortgage loans and equity loans as of February 28, 1999; it excludes the invest-ment in Willow Trace which was repaid on December 16, 1998:

                               Original    Interest
                               Mortgage    Rate on  Equity
                   Date of     Loan        Mortgage Loan
Project  Location  Investment  Amount (2)  Loan(1)  Amount    Term(7)  Occupancy
Mortenson Manor Ames,  8.43%-
Apartments (3)  Iowa  8/31/90  $  4,974,090  9.4%  $  577,885  40 years  100%
Windemere       Wichita,  9.55%-
Apartments (4)  Kansas  9/28/90  8,110,300  10.64%  736,550  40 years  96%
Fieldcrest III  Dothan,  8.75%-
Apartments (5)  Alabama  8/27/91  3,343,700  10.11%  383,300  40 years  90%
Holly Ridge II  Gresham,
Apartments (6)  Oregon  3/16/93  5,310,100  9.89%    684,400  40 years  98%

                               $21,738,190         $2,382,135

(1) The minimum interest rate shown above includes in-terest payable under the first mortgage note plus addi-tional interest payable pursuant to the terms of a Lim-ited Operating Guaranty agreement for Fieldcrest III
Apartments ("Fieldcrest") and the Additional Interest
Guaranty agreements for Mortenson Manor Apartments
("Mortenson"), Windemere Apartments ("Windemere") and
Holly Ridge II Apartments ("Holly Ridge").

(2) The Mortenson and Windemere mortgage loans are co-insured by HUD and RMC. The Fieldcrest and Holly Ridge mortgage loans are fully insured by HUD. As of February
28, 1999, all loan amounts have been disbursed.

(3) Default Interest payments of approximately $594,000 for the years ended December 31, 1993 to 1998 have not been received and, as a result, the Registrant estab-lished an allowance for uncollectability which equals approximately $553,000 and $538,000 at December 31, 1998 and 1997, respectively.

(4) A Default Interest payment of approximately $64,000 for the period July 1998 to December 1998 is expected to be received during the second quarter of 1999. Default
Interest payment of approximately $130,000 for the year ended December 31, 1996 has not been received and as a result, the Registrant established an allowance for un-collectability which equals approximately $130,000 at December 31, 1998.

(5) A Default Interest payment of approximately $47,500 for the period January 1998 to December 1998 is expected to be received during the second quarter of 1999.

(6)  A Guaranteed Interest payment of approximately
$44,000 for the period July 1998 to December 1998 is ex-pected to be received during the second quarter of 1999.

 (7) All loans have call provisions effective ten years following final endorsement and a grace period. The
Registrant, in order to enforce such provisions, would be required to terminate the mortgage insurance contract with FHA (and/or the coinsurer) not later than the ac-celerated payment date. Since the exercise of such op-tion would be at the Registrant's discretion, it is in-tended to be exercised only where the Registrant deter-mines that the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mort-gagor failed to make the accelerated payment. The Reg-istrant presently expects to dispose of such loans within 10 to 15 years after acquisition.

Following is the interest income from mortgage loans as
a percentage of total revenues.
      1998     1997    1996
Mortenson    13%    16%    16%
Windemere    24    31    31
Fieldcrest    13    13    12
Holly Ridge    17    21    21
Willow Trace    20    18    18

Repayment of Mortgage Loan
On December 16, 1998, Willow Partners, Ltd. (the
"Owner"), the owner of Willow Trace Apartments  ("Willow
Trace"), prepaid the outstanding FHA Co-Insured Mortgage
Loan (the "Mortgage Loan") and equity loan (the "Equity
Loan") in full. The Mortgage Loan and the Equity Loan were secured by a mortgage on the Willow Trace property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $5,372,859, including the $4,275,984 outstanding balance of the Mortgage Loan, the $680,000 Equity Loan, a $213,799 pre-payment premium (which is included in other income on the Statements of Income), and $203,076 of additional interest due pursuant to the loan documents.

The prepayment of the Mortgage Loan and the Equity Loan differs from what the General Partner had previously an-ticipated. As disclosed in the Form 10-Q for the quar-terly period ended September 30, 1998, the General Part-ner anticipated that the Owner would refinance the Mort-gage Loan with a third party lender and that the Owner would convert the Equity Loan to a second mortgage loan with participation in cash flow. However, the Owner opted to prepay both the Mortgage Loan and the Equity
Loan in full.

The Partnership used a portion of the repayment proceeds to pay current payables, including $344,000 of accrued
Partnership management fees owed to the General Partner, and to replenish reserves. Of the balance of the repay-ment proceeds, $4,499,817 ($2.45 per BAC) was distrib-uted to the BACsholders and $45,453 was distributed to the General Partner.

Competition
The Registrant's business is affected by competition to the extent that the underlying properties from which it is to derive interest and principal payments may be sub-ject to competition from neighboring properties. In particular, the receipt of additional interest and the repayment of the equity loans, neither of which is in-sured or guaranteed by government or quasi-government agencies, is dependent upon the economic performance of the underlying properties which could be adversely af-fected by competitive conditions.

Employees
The Registrant does not directly employ anyone. All services are performed for the Registrant by its General
Partner and its affiliates. The General Partner re-ceives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Reg-istrant reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Registrant in accordance with the Partnership Agreement.

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

PART II

Item 5.  Market for the Registrant's Common Equity and
Related Security Holder Matters.

As of December 31, 1998, the Registrant had issued and outstanding 1,836,660 limited partnership interests
("Limited Partnership Interests"), each representing a $20 capital contribution to the Registrant, for aggre-gate gross proceeds of $36,733,200. All of the issued and outstanding Limited Partnership Interests have been issued to Related FI BUC$ Associates, Inc. (the "As-signor Limited Partner"), which has issued Beneficial
Assignment Certificates ("BACs"). Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be con-verted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BACs. There is currently no es-tablished public trading market for BACs and it is not anticipated that BACs will be listed for trading on any securities exchange or included for quotation on the Nasdaq National Market.

All of the Registrant's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions upon the Regis-trant's present or future ability to make distributions in accordance with the provisions of the Registrant's
Amended and Restated Agreement of Limited Partnership.

Distribution Information

Cash distributions per BAC made to the limited partners
or BACs holders for the following quarters in 1998, 1997
and 1996 were as follows:
1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
1998    .2466    .2493    .2521    2.7021
1997    .3452    .3490    .3529    .3529
1996    .3452    .3490    .3529    .3529

Quarterly distributions are made 45 days following the close of the calendar quarter.

A total of $7,164,677 was distributed to the limited partners or BACs holders during the years 1998, 1997 and 1996. The Registrant utilized the original working capital reserve, in the aggregate amount of $477,532, for distributions from 1989 through 1991, which is con-sidered to be a return of capital. An additional work-ing capital reserve of approximately $2,800,000 was formed from uninvested offering proceeds, a portion of which was applied to pay a part of the 1998, 1997 and 1996 distributions (which is considered to be a return of capital). Approximately $0, $800,000 and $897,000 paid to the limited partners or BACs holders in each of the years ended December 31, 1998, 1997 and 1996, re-spectively, represented a return of capital. A total of $146,217 was distributed to the General Partner during 1998, 1997 and 1996.

The 1998 fourth quarter distribution which was paid on February 14, 1999 has been funded primarily by the Wil-low Trace repayment proceeds, $2.45 per BAC of which is considered to be a return of capital. See Item 7, Man-agement's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the ef-fect of fee deferments and the expiration of the final
Guaranteed Rate Guaranty Period on the distributions.

Item 6.  Selected Financial Data.

The information set forth below presents selected finan-
cial data of the Registrant.  Additional financial in-
formation is set forth in the audited financial state-
ments and footnotes thereto contained in Item 8 hereof.
            Year ended December 31,
OPERATIONS  1998  1997  1996  1995  1994
Interest income
Mortgage
loans  $2,678,758 $2,471,273 $2,423,058 $2,448,891 $2,477,238
Temporary
investments  32,135  14,658  39,064  64,534  57,421
Other income   393,785  2,252   2,202  1,952   2,002

Total
revenues  3,104,678 2,488,183 2,464,324 2,515,377 2,536,661

Operating
expenses  567,549  584,796   598,701   574,172  579,336

Provision for bad
debts  144,977   96,079  157,138   0   285,000

Total
Expenses  712,526  680,875  755,839  574,172  864,336

Net
income  $2,392,152  $1,807,308  $1,708,485  $1,941,205  $1,672,325

Net income per
BAC  $   1.28  $  0.96  $  0.91  $  1.04  $  0.89
   December 31,
FINANCIAL POSITION  1998  1997  1996  1995  1994
Total
assets  $28,561,927 $28,597,517 $29,292,812 $30,383,120 $30,973,591

CASH DISTRIBUTIONS

Distributions per
BAC  $   3.45  $   1.40  $   1.40  $   1.40  $   1.40

Item 7. Management's Discussion and Analysis of Finan-cial Condition and Results of Operations.

Capital Resources and Liquidity

Sources of Registrant funds included interest earned on
(1) investments in mortgage loans (see also Item 1, Business) and (2) the working capital reserve.

During the year ended December 31, 1998, cash and cash equivalents of the Registrant increased by approximately
$5,274,000 due to cash provided by operating activities
$2,225,000, collections of principal on mortgage and eq-uity loans were approximately $5,112,000 and distribu-tions paid to partners $2,063,000. Included in the ad-justments to reconcile the net income to cash flow pro-vided by operating activities is amortization of ap-proximately $276,000.

Regular quarterly distributions in 1998 were reduced to a level equal to 5% per annum, based on the original BAC price. This reflects actual cash receipts of interest payments and scheduled principal payments. Distribu-tions for 1999 are anticipated to be at a level of 5% per annum based on the original BAC price of $20 less the $2.45 per BAC special distribution from disposition proceeds (deemed a return of capital) as discussed be-low. Subject to the future performance of the Regis-trant's investments and results of operation, the Gen-eral Partner anticipates that there will be sufficient cash from operations generated to cover anticipated ex-penses in 1999 and to fund future distributions, at least at this reduced level. Distributions in 1997 and prior years have been supplemented by a portion of work-ing capital reserves.

On December 16, 1998, Willow Partners, Ltd. (the
"Owner"), the owner of Willow Trace Apartments  ("Willow
Trace"), prepaid the outstanding FHA Co-Insured Mortgage
Loan (the "Mortgage Loan") and equity loan (the "Equity
Loan") in full. The Mortgage Loan and the Equity Loan were secured by a mortgage on the Willow Trace property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $5,372,859, including the $4,275,984 outstanding balance of the Mortgage Loan, the $680,000 Equity Loan, a $213,799 pre-payment premium (which is included in other income on the statements of income), and $203,076 of additional interest due pursuant to the loan documents.

The prepayment of the Mortgage Loan and the Equity Loan differs from what the General Partner had previously an-ticipated. As disclosed in the Form 10-Q for the quar-terly period ended September 30, 1998, the General Part-ner anticipated that the Owner would refinance the Mort-gage Loan with a third party lender and that the Owner would convert the Equity Loan to a second mortgage loan with participation in cash flow. However, the Owner opted to prepay both the Mortgage Loan and the Equity
Loan in full.

The Partnership used a portion of the repayment proceeds to pay current payables, including $344,000 of accrued
Partnership management fees owed to the General Partner, and to replenish reserves. Of the balance of the repay-ment proceeds, $4,499,817 ($2.45 per BAC) was distrib-uted to the BACsholders and $45,453 was distributed to the General Partner.

A distribution of approximately $2,022,000 made to the limited partners or BACs holders during the year ended
December 31, 1998, was made from adjusted cash flow from operations. A distribution of approximately $2,571,000 made to the limited partners or BACs holders during the year ended December 31, 1997, was made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. Approximately $41,000 and 52,000 was distributed to the General Partner for each of the years ended December 31, 1998 and 1997, respectively.

Management is not aware of any trends or events, commit-ments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Registrant's invest-ments in mortgage loans are insured or co-insured by HUD and a private mortgage lender (which is an affiliate of the General Partner). The Registrant's investments in uninsured non-interest bearing equity loans (which rep-resent approximately 10% of the Registrant's portfolio) are secured by a Registrant interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. How-ever, the geographic diversification of the portfolio may not protect against a general downturn in the na-tional economy.

Results of Operations

1998 vs. 1997

Results of operations for the years ended December 31, 1998 and 1997 consisted primarily of interest income of $2,679,000 and $2,471,000, respectively, earned from in-vestments in mortgage loans.

Interest income from mortgage loans increased approxi-mately $207,000 for the year ended December 31, 1998 as compared to 1997 primarily due to the receipt of addi-tional interest due to the repayment of Willow Trace in 1998.

Temporary investments increased approximately $17,000
for the year ended December 31, 1998 as compared to 1997 primarily due to higher cash and cash equivalents bal-ances in 1998.

Other income increased approximately $392,000 for the year ended December 31, 1998 as compared to 1997 primar-ily due to the gain realized from the repayment of the Willow Trace Mortgage Loan and Equity Loan in 1998.

Total expenses, excluding general and administrative and provision for bad debt, remained fairly consistent with an increase of approximately 2% for the year ended De-cember 31, 1998 as compared to 1997.

General and administrative expenses decreased approxi-mately $26,000 for the year ended December 31, 1998 as compared to 1997 primarily due to a decrease in legal and insurance expenses.

A provision for bad debts of approximately $145,000 and $96,000 was charged for the years ending December 31, 1998 and 1997, respectively, representing the 1995-1998
Guaranteed Interest due from Mortenson and the 1996
Guaranteed Interest due from Windemere.

Results of Operations

1997 vs. 1996

Results of operations for the years ended December 31, 1997 and 1996 consisted primarily of interest income of approximately $2,471,000 and $2,423,000, respectively, earned from investments in mortgage loans.

Interest income from mortgage loans increased approxi-mately $48,000 for the year ended December 31, 1997 as compared to 1996 primarily due to the receipt of an an-nual yield payment from Fieldcrest in 1997.

Interest income from temporary investments decreased ap-proximately $24,000 primarily due to lower cash and cash equivalents balances.

Total expenses, excluding provision for bad debts, re-mained fairly constant with a decrease of approximately
2% for the year ended December 31, 1997 as compared to 1996.

A provision for bad debts of approximately $96,000 and $157,000 was charged for the year ending December 31, 1997 and 1996, respectively, representing the 1995-1997
Guaranteed Interest due from Mortenson.

Recent Financial Accounting Standards

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement
No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. Statement
No. 129, "Disclosure of Information about Capital Struc-ture" establishes standards for disclosing information about an entity's capital structure. The adoption of these standards in 1997 has not materially affected the Company's reported operating results, per share amounts, financial position or cash flows.

In June 1997, SFAS No. 130, Reporting Comprehensive In-come, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS
No. 130 establishes standards for reporting and display-ing comprehensive income and its components in a finan-cial statement that is displayed with the same promi-nence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other compre-hensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting infor-mation about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate finan-cial information is available that is evaluated regu-larly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fis-cal years beginning after December 15, 1997.

SFAS No. 130 is disclosure related only and therefore will have no impact on the Company's financial position or results of operations and SFAS No. 131 does not ap-ply.

In February 1998, FASB issued SFAS No. 132, "Employees'
Disclosures about Pension and Other Postretirement Bene-fits" ("SFAS No. 132"), which revises employers' disclo-sures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The
Partnership does not directly have any employees and SFAS No. 132 is disclosure related only and therefore will have no impact on the Partnership's financial posi-tion or results of operations.

In June 1998, FASB issued SFAS No. 133, "Accounting for
Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative in-struments embedded in other contracts, (collectively re-ferred to as derivatives) and for hedging activities.
SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Part-nership does not expect the adoption of this statement to have a significant impact on the Partnership's finan-cial position or results of operations.

In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Secu-ritization of Mortgage Loans Held for Sale by a Mortgage
Banking Enterprise" ("SFAS No. 134"), which amends SFAS
No. 65 to require that after the securitization of mort-gage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those invest-ments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for all fiscal quarters beginning after December 15, 1998. The
Partnership does not expect the adoption of this state-ment to have a significant impact on the Partnership's financial position or results of operations.

Year 2000 Compliance
The Partnership utilizes the computer services of an af-filiate of the General Partner. The affiliate of the General Partner has upgraded its computer information systems to be year 2000 compliant and beyond. The Year
2000 compliance issue concerns the inability of a com-puterized system to accurately record dates after 1999.
The affiliate of the General Partner recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the Partnership are not being charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Partner-ship contingency plan is to have a complete backup done on December 31, 1999 and both electronic and printed re-ports generated for all critical data up to and includ-ing December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be Year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of its third parties with which it interacts that they have addressed the Year
2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence.
The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their is-sues.

Item 7A.  Quantitative and Qualitative Disclosure About
Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

                                                    Page
(a) 1.	Financial Statements

	Independent Auditors' Report	                12

	Statements of Financial Condition as of
December 31, 1998 and 1997	                      13

	Statements of Income for the years ended
December 31, 1998, 1997 and 1996	                14

	Statements of Changes in Partners' Capital
(Deficit) for the years ended December 31,
1998, 1997 and 1996	                            15

	Statements of Cash Flows for the years
ended December 31, 1998, 1997 and 1996	          16

	Notes to Financial Statements	                17

INDEPENDENT AUDITORS' REPORT




To the General Partner of
Capital Mortgage Plus L.P.



We audited the accompanying statements of financial con-dition of Capital Mortgage Plus L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997 and the related statements of income, changes in partners' capi-tal (deficit) and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the General Partner. Our respon-sibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally ac-cepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable as-surance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement pres-entation. We believe that our audits provide a reason-able basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the fi-nancial position of Capital Mortgage Plus L.P. as of De-cember 31, 1998 and 1997, and the results of its opera-tions and its cash flows for each of the three years ended December 31, 1998 in conformity with generally ac-cepted accounting principles.




Bethesda, Maryland          REZNICK, FEDDER & SILVERMAN
January 22, 1999

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF FINANCIAL CONDITION

ASSETS
          December 31,
          1998         1997
Investments in
mortgage loans
(Note 3)  $22,031,917  $27,085,493
Cash and cash
equivalents  5,491,915  217,902
Accrued interest
receivable
(net of
allowance
  of $683,194
and $538,217,
respectively)  344,034  443,267
Loan origination costs
(net of accumulated
  amortization of
$139,888 and $141,883,
respectively)   694,061   850,855

Total Assets  $28,561,927  $28,597,517

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable
and other
liabilities  $  20,674  $  46,446
Due to general
partner and
affiliates
(Note 4)   61,592  400,298

Total
liabilities  82,266  446,744

Partners' capital (deficit):
Limited Partners
(1,836,660 BACs issued
  and outstanding)
(Note 1)  28,578,664  28,256,354
General Partner  (99,003)  (105,581)

Total partners'
capital  28,479,661  28,150,773

Total Liabilities
and Partners'
Capital  $28,561,927  $28,597,517

See accompanying notes to financial statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF INCOME
          Years Ended December 31,
          1998        1997        1996
Revenues:

Interest income:
Mortgage loans
(Note 3)  $2,678,758  $2,471,273  $2,423,058
Temporary
investments  32,135  14,658  39,064
Other income   393,785  2,252  2,202

Total revenues  3,104,678  2,488,183  2,464,324

Expenses:

General and
administrative  61,918  88,408  81,012
General and administrative-
  related parties
(Note 4)  228,185  216,208  237,509
Provision for bad
debts  144,977  96,079  157,138
Amortization   277,446   280,180   280,180

Total expenses   712,526   680,875   755,839

Net
income  $2,392,152  $1,807,308  $1,708,485

Net income per
BAC  $   1.28  $   0.96  $   0.91

See accompanying notes to financial statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


               Limited   General
       Total   Partners  Partner
Partners' capital (deficit) -
January 1,
1996  $29,882,610  $29,953,555  $  (70,945)
Net income  1,708,485  1,674,315  34,170
Distributions  (2,623,815)  (2,571,339)  (52,476)

Partners' capital (deficit) -
December 31,
1996  28,967,280  29,056,531  (89,251)
Net income  1,807,308  1,771,162  36,146
Distributions  (2,623,815)  (2,571,339)  (52,476)

Partners' capital (deficit) -
December 31,
1997  28,150,773  28,256,354  (105,581)
Net income  2,392,152  2,344,309  47,843
Distributions   (2,063,264)   (2,021,999)  (41,265)

Partners' capital (deficit) -
December 31,
1998  $28,479,661  $28,578,664  $  (99,003)

See accompanying notes to financial statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF CASH FLOWS
  Years Ended December 31,
          1998        1997        1996
Cash flows from operating activities:
Net income  $2,392,152  $1,807,308  $1,708,485

Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for bad
debts  144,977  96,079  157,138
Gain on recovery
of amortized
portion of Willow
  Trace Equity
Loan  (311,742)  0  0
Writeoff of unamortized
portion of Willow Trace
  Loan costs  133,859  0  0
Amortization  277,446  280,180  280,180
Amortization of interest rate
buydown  (1,452)  (1,452)  (1,452)
Changes in operating assets and liabilities:
Increase in other
assets  (45,744)  (173,683)  (130,290)
(Decrease) increase in accounts payable
  and other
liabilities  (25,772)  18,743  (5,775)
(Decrease) increase
in due to
general partner
  and
affiliates   (338,706)   102,470  (169,203)
Total
adjustments   (167,134)   322,337  130,598

Net cash provided by
operating
activities   2,225,018  2,129,645  1,839,083

Cash flows from
investing
activities:
Receipt of principal
on mortgage
loans   4,432,259   144,612  133,829
Receipt of principal
on equity
loan   680,000  0  0

Net cash provided by
investing
activities   5,112,259  144,612   133,829

Cash flows from
financing
activities:

Distributions to
partners   (2,063,264)   (2,623,815)   (2,623,815)

Net cash used in
financing
  activities   (2,063,264)   (2,623,815)   (2,623,815)

Net increase (decrease)
in cash and cash
equivalents  5,274,013  (349,558)  (650,903)

Cash and cash
equivalents at beginning of
year   217,902   567,460  1,218,363

Cash and cash
equivalents at end of
year  $5,491,915  $   217,902  $   567,460

See Accompanying Notes to Consolidated Financial State-ments.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

NOTE 1 - General


Capital Mortgage Plus L.P., a Delaware limited partner-ship (the "Partnership") commenced a public offering
(the "Offering") on May 10, 1989 of 5,000,000
($100,000,000) Beneficial Assignment Certificates
("BACs") representing assignments of limited partnership interests. The BACs represent an assignment of all of the economic and virtually all of the ownership rights attributable to the limited partnership interests in the Partnership. The BACs holders have virtually the same rights and, for all practical purposes, are limited partners of the Partnership.

Pursuant to the Offering, the Partnership received
$36,733,200 of gross proceeds from the BACs holders rep-resenting 1,836,660 BACs. The final close of the Offer-ing occurred on May 23, 1991 and no further issuance of BACs is anticipated.

The Partnership was organized on November 23, 1988 and will continue until December 31, 2041 unless terminated sooner under the provisions of its Partnership Agree-ment.

The general partner of the Partnership is CIP Associ-ates, Inc., a Delaware corporation (the "General Part-ner"). Related FI BUC$ Associates, Inc. is the Assignor
Limited Partner of the Partnership.  CIP Associates,
Inc. and Related FI BUC$ Associates, Inc. are under sub-stantially common ownership.

The Partnership was formed to invest in insured or guar-anteed mortgage investments. The Partnership has in-vested in first mortgage construction and permanent loans ("Mortgages") to finance multifamily residential rental properties ("Developments") developed by unaf-filiated entities. After an initial period, a substan-tial portion of the Mortgages is expected to provide for additional interest based on the annual cash flow from the Developments and the proceeds of prepayments, sales or other dispositions. All base interest and initially at least 90% of the principal of the Mortgages is in-sured or coinsured by the Department of Housing and Ur-ban Development ("HUD") and a private mortgage lender
(which is an affiliate of the General Partner).  The
Partnership has also invested in uninsured equity loans made directly to developers of developments on which the Partnership holds a first mortgage.

Net income and distributions from operations of the Partnership are allocated 2% to the General Partner and 98% to the limited partners, until the limited partners have received an 11% per annum non-cumulative non-compounded return on their adjusted contributions as de-fined in the Amended and Restated Agreement of Limited
Partnership. Thereafter, net income and distributions will be allocated 90% to the limited partners and 10% to the General Partner. Distributions of disposition pro-ceeds are allocated 1% to the General Partner and 99% to the limited partners until each limited partner has re-ceived an amount equal to his original contribution plus an amount which, when added to all prior distributions equals a 7% per annum cumulative non-compounded return on his adjusted contribution; then 2% and 98% of dispo-sition proceeds, until each limited partner has received an amount which, when added to all prior distributions equals an 11% per annum cumulative non-compounded return on his adjusted contribution; and thereafter 10% to the General Partner and 90% to the limited partners.

The distributions per BAC were $3.45, $1.40 and $1.40 for 1998, 1997 and 1996. The 1998, 1997 and 1996 dis-
tributions were made from adjusted cash flow from opera-tions (and, in particular the fourth quarter 1998 dis-tribution which was paid on February 14, 1999 from the repayment of Willow Trace loan, $2.45 per BAC of which is considered to be a return of capital) and to a lesser extent were supplemented from working capital reserves, which was considered to be a return of capital.

NOTE 2 - Accounting Policies

a)  Basis of Accounting

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP").

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of as-sets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates are made when accounting for the allowance for the interest receivable. Actual results could differ from those estimates.

Acquisition expenses incurred for the investment of mortgage loans have been capitalized and are included in loan origination costs, which are being amortized over the average expected lives of the respective mortgages when acquired and written off when the loan is repaid.

The equity loans are considered to be premiums paid to obtain the mortgage loans and are being amortized over the average expected lives of the respective mortgages.

Interest rate buydowns are being amortized as an adjust-ment to the effective interest rate over the average ex-pected lives of the respective mortgages.

b)  Cash and Cash Equivalents
Cash and cash equivalents include temporary investments with original maturity dates of less than 3 months when acquired and are carried at cost plus accrued interest, which approximates market.

c)  Income Taxes
The Partnership is not required to provide for, or pay, any federal income taxes. Income tax attributes that arise from its operation are passed directly to the in-dividual partners. The Partnership may be subject to state and local taxes in jurisdictions in which it oper-ates.

d)  New Pronouncements
The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement
No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. Statement
No. 129, "Disclosure of Information about Capital Struc-ture" establishes standards for disclosing information about an entity's capital structure. The adoption of these standards in 1997 has not materially affected the Company's reported operating results, per share amounts, financial position or cash flows.

In June 1997, SFAS No. 130, Reporting Comprehensive In-come, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS
No. 130 establishes standards for reporting and display-ing comprehensive income and its components in a finan-cial statement that is displayed with the same promi-nence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other compre-hensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting infor-mation about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate finan-cial information is available that is evaluated regu-larly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fis-cal years beginning after December 15, 1997.

SFAS No. 130 is disclosure related only and therefore will have no impact on the Company's financial position or results of operations and SFAS No. 131 does not ap-ply.

In February 1998, FASB issued SFAS No. 132, "Employees'
Disclosures about Pension and Other Postretirement Bene-fits" ("SFAS No. 132"), which revises employers' disclo-sures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1998. The
Partnership does not directly have any employees and SFAS No. 132 is disclosure related only and therefore will have no impact on the Partnership's financial posi-tion or results of operations.

In June 1998, FASB issued SFAS No. 133, "Accounting for
Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative in-struments embedded in other contracts, (collectively re-ferred to as derivatives) and for hedging activities.
SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Part-nership does not expect the adoption of this statement to have a significant impact on the Partnership's finan-cial position or results of operations.

In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Secu-ritization of Mortgage Loans Held for Sale by a Mortgage
Banking Enterprise" ("SFAS No. 134"), which amends SFAS
No. 65 to require that after the securitization of mort-gage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those invest-ments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for all fiscal quarters beginning after December 15, 1997. The
Partnership does not expect the adoption of this state-ment to have a significant impact on the Partnership's financial position or results of operations.


Note 3 - Investments in Loans

The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans the ag-gregate amount of $29,220,325, one of which was repaid on December 16, 1998.

Information relating to investments in mortgage loans
and equity loans as of December 31, 1998 and 1997 is as
follows:
           No. of
           Apart  Date of  Final
Property/  -ment  Invest-  Maturity
Location   Units   ment    Date
Mortenson   104   8/90      8/30
Manor
Apts./
Ames, IA

Windemere   204  9/90  9/30
Apts./
Wichita, KS

Fieldcrest III   112  8/91  8/31
Apts./
Dothan, AL

Holly Ridge II   144  3/93  3/33
Apts./
Gresham, OR

Willow Trace   152  6/93  (F)
Apts./
Tuscaloosa, AL


           Amounts Advanced
                                     Invest-   Invest-
                                      ments    ments
                           Total     in        in
Property/  Mortgage Equity Amounts   Loans at  Loans at
Location    Loans   Loans  Advanced  12/31/98  12/31/97
                                     (E)        (E)
Mortenson
Manor  $4,974,090  $577,885  $5,551,975  $4,919,828  $5,009,020
Apts./
Ames, IA

Windemere
Apts./  8,110,300  736,550  8,846,850  8,116,356  8,222,672
Wichita, KS

Fieldcrest III
Apts./  3,343,700  383,300  3,727,000  3,419,612  3,467,130
Dothan, AL

Holly Ridge II
Apts./  5,310,100  684,400  5,994,500  5,576,121  5,656,344
Gresham, OR

Willow Trace
Apts./  4,420,000  680,000  5,100,000  0  4,730,327
Tuscaloosa, AL
Total  $26,158,190  $3,062,135  $29,220,325  $22,031,917  $27,085,493



           Interest earned by the Partnership during 1998
           Non-contingent      Contingent
                                        Cash Flow
           Base      Default   Annual   Partici-
           Interest  Interest  Yield    pation    Total
Property/  Amount/   Amount/   Amount/  Amount/   Interest
Location   Rate (A)  Rate (B)  Rate (C) Rate (D)  Earned
Mortenson  $ 302,809  $95,531  $  0     $  0    $ 398,340
Manor      6.45%      1.98%    0.97%    30.00%
Apts./
Ames, IA

Windemere   627,402  128,022  0  0  755,424
Apts./  7.95%  1.60%  1.08%  30.00%
Wichita, KS

Fieldcrest III   283,992  47,559  45,318  11,491  388,360
Apts./  8.68%  0.07%  1.36%  30.00%
Dothan, AL

Holly Ridge II   425,167  87,726  N/A  0  512,893
Apts./  8.125%  1.00%  0.64%  30.00%
Gresham, OR

Willow Trace   342,208  54,790  N/A  226,743  623,741
Apts./  8.37%  1.287%  30.00%
Tuscaloosa, AL
Total  $ 1,981,578  $413,628  $45,318  $ 238,234  $2,678,758
</TABLE

(A) Base interest on the Mortgages is that amount that is insured/co-insured by HUD and is being shown net of service fee.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by Partnership interests.

(C) Annual Yield is the amount over the default rate and is contingent upon property cash flow.

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Fieldcrest, Willow Trace and Holly Ridge provided sufficient cash flow in 1996 to pay the Partnership a participation dur-ing 1997. Fieldcrest and Willow Trace provided suffi-cient cash flow in 1997 to pay the Partnership a par-ticipation during 1998. Willow Trace provided suffi-cient cash flow in 1997 and 1998 to pay the Partnership a participation in 1998.

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $21,078,025 and $953,892 at December 31, 1998 and $25,508,832 and
$1,576,661, respectively, at December 31, 1997.

(F)  On December 16, 1998, Willow Partners, Ltd. (the
"Owner"), the owner of Willow Trace Apartments  ("Willow
Trace"), prepaid the outstanding FHA Co-Insured Mortgage
Loan (the "Mortgage Loan") and equity loan (the "Equity
Loan") in full. The Mortgage Loan and the Equity Loan were secured by a mortgage on the Willow Trace property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $5,372,859, including the $4,275,984 outstanding balance of the Mortgage Loan, the $680,000 Equity Loan, a $213,799 pre-payment premium and $203,076 of additional interest due pursuant to the loan documents.

Total interest earned on the schedule of investment in loans does not include the gain on the recovery of the amortized portion of the Willow Trace Equity Loan of $311,742, the writeoff of the unamortized portion of the Willow Trace Loan costs of $133,859 and the $213,799 prepayment premium, all of which are included in other income on the Statements of Income.


             1998         1997
Investment in loans
January 1,  $27,085,493  $27,485,450

Additions:
Fieldcrest III discount
amortization  1,452   1,452

  1,452   1,452
Deductions:
Amortization of equity
loans  (254,511)  (256,796)
Collection of principal  -Mortgages
  -Mortenson  (41,034)  (38,478)
  -Windemere  (44,937)  (41,485)
  -Fieldcrest III  (15,410)  (14,123)
  -Holly Ridge  (23,190)  (21,360)
  -Willow Trace  (4,307,688)  (29,167)
Collection of principal-Equity loan
  -Willow Trace*   (368,258)   0
  (5,055,028)   (401,409)

Investment in loans
December 31,  $22,031,917  $27,085,493

*This is the unamortized portion of the equity loan and the balance of the $680,000 repaid is included in other income on the Statements of Income.

The Mortenson Manor and Windemere Mortgages are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III and Holly Ridge Mortgages are insured by HUD. Willow
Trace was insured by HUD.

In addition to the interest rate during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent loan interest and accrued interest, if any, and certain amounts from sale or refinancing pro-ceeds.

The equity loans are non-interest bearing and are se-
cured by the assignment of the owner/developers' inter-
ests in the projects.   The equity loans are not insured
by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are being amor-tized over the average expected lives of the respective
Mortgages.

The Fieldcrest general partner paid $17,440 to the Part-nership as an interest rate buydown during the construc-tion period. For financial reporting purposes, the fee is treated as an adjustment to the effective interest rate on the Mortgage.

At December 31, 1998, all of the loans due to the Part-nership are current with respect to their FHA mortgage obligations. Mortenson has not paid its default inter-est of approximately $151,000 , $96,000 and $85,000 for the years ended December 31, 1998, 1997 and 1996, re-spectively. During the first quarter of 1998 and 1997, the Partnership received default interest of approxi-mately $40,000 and $25,000, representing partial payment for 1997 and 1996, respectively. Windmere has not paid its default interest of approximately $130,000 for the year ended December 31, 1996. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $683,194 and $538,217 at De-cember 31, 1998 and 1997, respectively.

The operations of Mortenson have not been able to sup-port the payment of the required interest. Accordingly, effective January 1, 1995 the Partnership entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the Default Rate was rede-fined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the cal-culation of participation percentages. Mortenson also agreed to defer the management fee payable up to the De-fault Rate. Pursuant to this modification agreement, default interest for both 1998 and 1997 of approximately
$151,000, has been accrued and approximately $56,000 for 1997 has been reserved.

NOTE 4 - Related Parties

The costs incurred to related parties for the years
ended December 31, 1998, 1997 and 1996 were as follows:
      1998       1997      1996
Partnership
management
fees
(a)  $146,391  $153,065  $153,065
Expense
reimbursement
(b)   81,794   63,143   84,444

Total general and
administrative-
  related
parties  $228,185  $216,208  $237,509

(a) A Partnership management fee for managing the af-fairs of the Partnership equal to .5% per annum of in-vested assets is payable out of cash flow to the General
Partner. The fourth quarter 1998 partnership management fee was calculated on the reduced asset base due to the repayment of the Willow Trace Mortgage Loan and Equity
Loan on December 16, 1998. During the years ended De-cember 31, 1998, 1997 and 1996, payments of $344,000,
$114,799 and $267,864 were made, respectively. As of December 31, 1998 and 1997, a balance of $32,000 and $305,822, respectively, was due to the General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, regis-ter, transfer and assignment functions, asset manage-ment, investor communications, printing services and other administrative services. The amount of reimburse-ment from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the Gen-eral Partner performs assets monitoring for the Partner-ship. These services include site visits and evalua-tions of the performance of the properties securing the loans. During the years ended December 31, 1998, 1997 and 1996, payments of $146,332, $1,062 and $138,849 were made, respectively, relating to these costs. As of De-cember 31, 1998 and 1997, the General Partner and its affiliates were due $30,000 and $94,476, respectively.

RMC is a co-insurer on the Mortenson and Windemere Mort-gages in which the Partnership has invested. RMC is en-titled to a mortgage insurance premium which is paid by the mortgagors.

NOTE 5 - Fair Value of Financial Instruments

Financial Accounting Standards Board SFAS No. 107, "Dis-closures about Fair Value of Financial Instruments" re-quires that the estimated fair value of financial in-struments, as defined by SFAS No. 107, be disclosed.
Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract which creates obligations and rights to exchange cash and/or other financial instruments. SFAS No. 107 also requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instru-ments.

Considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily in-dicative of the amounts that the Partnership could real-ize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods/assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents
Fair value is determined to be the carrying value be-cause they mature in three months or less and do not represent unanticipated credit concerns.

Investments in Loans
At December 31, 1998, the estimated carrying value of the mortgage loans approximated fair value. The esti-mated fair values at December 31, 1998 were based on in-ternal valuations of the four properties collateralizing these loans. Fair value estimates are made at a spe-cific point in time, based on relevant market informa-tion and information about the financial instrument which sets forth the terms of a loan. This estimate is subjective in nature and involves uncertainties and mat-ters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the prop-erty-specific nature of the loans and the lack of a ready market for such investments, this fair value esti-mate does not necessarily represent the amount which the Partnership could realize upon a current sale of its in-vestments.

NOTE 6 - Subsequent Event

On February 14, 1999, a distribution of $4,962,756 and
$54,900 was paid to BAC holders and the General Partner, respectively, representing the 1998 fourth quarter dis-tributions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
PART III

Item 10. Directors and Executive Officers of the Regis-trant.

The Registrant has no directors or executive officers.
The Registrant's affairs are managed and controlled by the General Partner. The General Partner was organized in Delaware in November 1988. The executive officers and director of the General Partner have held their po-sitions as indicated below. Certain information con-cerning the director and executive officers of the Gen-eral Partner is set forth below.

The Registrant, the General Partner and its directors and executive officers, and any BACs holder holding more than ten percent of the Registrant's BACs are required to report their initial ownership of such BACs and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such ex-ecutive officers, directors (and ten percent holders) are required by Securities and Exchange Commission regu-lators to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. The Registrant is not aware of any BACs holders who own more than ten percent of the BACs. All of these filing requirements were satisfied by the officers and directors of the General Partner on a timely basis. In making these disclosures, the Regis-trant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports they have filed with the Secu-rities and Exchange Commission during and with respect to its most recent fiscal year.

CIP Associates Inc.

Name            Position           Position Held Since

J. Michael Fried      President and Director      1988

Stephen M. Ross       Director                    1988

Stuart J. Boesky      Senior Vice President      1988

Alan P. Hirmes        Senior Vice President      1988

Glenn F. Hopps        Treasurer                  1998

Teresa Wicelinski     Secretary                  1998

J. MICHAEL FRIED, 54, is President and a Director of the
General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company
("Capital"), an affiliate of the General Partner, a real estate finance and acquisition affiliate of the General
Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, ac-quisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 un-til he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

STEPHEN M. ROSS, 58, is a Director of the General Part-ner. Mr. Ross is President of The Related Companies,
L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State School of Law. Mr. Ross then received a
Master of Law degree in taxation from New York Univer-sity School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large
Wall Street investment banking firms in their real es-tate and corporate finance departments. Mr. Ross formed
The Related Companies, Inc. ("Related") in 1972, to de-velop, manage, finance and acquire subsidized and con-ventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

STUART J. BOESKY, 42 is a Vice President of the General
Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Roth-stein from 1984 until February 1986 when he joined Capi-tal where he presently serves as Managing Director.
From 1983 to 1984 Mr. Boesky practiced law with the Bos-ton law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath.
Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Mas-ter of Law degree in Taxation from Boston University
School of Law.

ALAN P. HIRMES, 44, is a Vice President of the General
Partner. Mr. Hirmes has been a Certified Public Ac-countant in New York since 1978. Prior to joining Capi-tal in October 1983, Mr. Hirmes was employed by Weiner &
Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from
Hofstra University with a Bachelor of Arts degree.

GLENN F. HOPPS, 35, joined Related in December, 1990, and prior to that date was employed by Marks Shron &
Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York
State University at Albany with a Bachelor of Science
Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alprin &
Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts
Degree in Accounting.

There are no family relationships between the foregoing directors or executive officers.


Item 11.  Executive Compensation.

The Registrant has no officers or directors. The Regis-trant does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may in-clude services performed for the Registrant. Such com-pensation may be based in part on the performance of the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See also Note 4-Related
Parties, in Notes to the Financial Statements, included in Item 8 above.

Item 12. Security Ownership of Certain Beneficial Own-ers and Management.

As of March 3, 1999, no person was known by the Regis-trant to be the beneficial owner of more than five per-cent of the Limited Partnership Interests and/or BACs;
and neither the General Partner nor any director or of-ficer of the General Partner owns any Limited Partner-ship Interests or BACs.

As of March 3, 1999, the directors and officers of the General Partner as a group own, in the aggregate, 95.2% of the common stock of CIP Associates Inc.

Item 13. Certain Relationships and Related Transac-tions.

The Registrant has and will continue to have certain re-lationships with the General Partner and its affiliates, as discussed in Item 11 Executive Compensation. How-ever, there have been no direct financial transactions between the Registrant and the directors and officers of the General Partner. See Note 4-Related Parties, in
Notes to the Financial Statements, included in Item 8 above.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and
Reports on Form 8-K.

	                                           Sequen
                                                 tial
                                                 Page
(a) 1.	Financial Statements

	Independent Auditors' Report          	12

	Statements of Financial Condition as of
December 31, 1998 and 1997	                  13

	Statements of Income for the years ended
December 31, 1998, 1997 and 1996           	14

	Statements of Changes in Partners' Capital
(Deficit) for the years ended December 31,
1998, 1997 and 1996                         	15

	Statements of Cash Flows for the years
ended December 31, 1998, 1997 and 1996        	16

	Notes to Financial Statements	            17


(a) 2.	Financial Statement Schedules

	All schedules have been omitted because
they are not required or because the re-quired information is contained in the fi-nancial statements or notes hereto.

(a) 3.	Exhibits

(3A)	The Registrant's Amended and Restated
Agreement of Limited Partnership, incorpo-rated by reference to Exhibit A to the Registrant's Prospectus, dated May 10,
1989 (the "Prospectus"), filed pursuant to Rule 424(b) under the Securities Act of
1933, File No. 33-26690.

(3B)	The Registrant's Certificate of Limited
Partnership, as amended, incorporated by reference to Exhibits 3B and 3C to the Registrant's Registration Statement on
Form S-11, File No. 33-26690, dated Janu-ary 24, 1989 and to Exhibit 3D to Amend-ment No. 1 to such Registration Statement dated April 28, 1989

(3C)	Amendment No. 1, dated July 7, 1989, to
the Registrant's Amended and Restated
Agreement of Limited Partnership

(10A)	Mortgage Note, dated August 31, 1990, with
respect to Mortenson Manor Apartments in Ames, Iowa, in the principal amount of $4,974,900 (incorporated by reference to
Exhibit 10(a) in the Registrant's Current
Report on Form 8-K dated August 31, 1990)

(10B)	Equity Loan Note dated August 31, 1990,
with respect to Mortenson Manor Apartments in Ames, Iowa, in the principal amount of $577,885 (incorporated by reference to Ex-hibit 10(b) in the Registrant's Current
Report on Form 8-K dated August 31, 1990)

(10C)	Subordinated Promissory Note, dated August
31, 1990 with respect to Mortenson Manor
Partnership (incorporated by reference to
Exhibit 10(c) in the Registrant's Current
Report on Form 8-K dated August 31, 1990)

(10D)	Mortgage Note, dated September 27, 1990,
with respect to Windemere Apartments in
Wichita, Kansas, in the principal amount of $8,110,300 (incorporated by reference to Exhibit 10(a) in the Registrant's Form
8 Amendment dated October 30, 1990 to Cur-rent Report on Form 8-K dated September
28, 1990)

(10E)	Equity Loan Note, dated September 27,
1990, with respect to Windemere Apartments in Wichita, Kansas, in the principal amount of $736,500 (incorporated by refer-ence in Exhibit 10(b) in the Registrant's
Form 8 Amendment dated October 30, 1990 to
Current Report on Form 8-K dated September
28, 1990)

(10F)	Subordinated Promissory Note, dated Sep-
tember 27, 1990 with respect to Windemere
Development, Inc. (incorporated by refer-ence to Exhibit 10(c) in the Registrant's
Form 8 Amendment dated October 30, 1990 to
Current Report on Form 8-K dated September
28, 1990)

(10G)	Mortgage Note, dated August 23, 1991, with
respect to Fieldcrest III Apartments in
Dothan, Alabama, in the principal amount
of $3,450,200 (incorporated by reference
to Exhibit 10(a) in the Registrant's Cur-
rent Report on Form 8-K dated August 27,
1991)

(10H)	Equity Loan Note, dated August 27, 1991,
with respect to Fieldcrest III Apartments in Dothan, Alabama, in the principal amount of $383,300 (incorporated by refer-ence to Exhibit 10(b) in the Registrant's
Current Report on Form 8-K dated August
27, 1991)

(10I)	Subordinated Promissory Note, dated August
27, 1991 with respect to Fieldcrest III
Apartments (incorporated by reference to
Exhibit 10(c) in the Registrant's Current
Report on Form 8-K dated August 27, 1991)

(10J)	Mortgage Note, dated March 1, 1993, with
respect to Holly Ridge Apartments in
Gresham, Oregon, in the principal amount
of $5,310,000 (incorporated by reference
to Exhibit 10(a) in the Registrant's Cur-
rent Report on Form 8-K dated March 16,
1993)

(10K)	Equity Loan dated March 16, 1993, with re-
spect to Holly Ridge Apartments in
Gresham, Oregon, in the principal amount of $684,000 (incorporated by reference to Exhibit 10(b) in the Registrant's Current
Report on Form 8-K dated March 16, 1993)

(10L)	Subordinated Promissory Note, dated March
16, 1993, with respect to Holly Ridge
Apartments in Gresham, Oregon (incorpo-
rated by reference to Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated March 16, 1993)

(10M)	Mortgage Note, dated June 18, 1993, with
respect to Willow Trace Apartments in Tus-caloosa, Alabama, in the principal amount of $4,420,000 (incorporated by reference to Exhibit (10M) in the Registrant's Form
10-K for the fiscal year ended December
31, 1993)

(10N)	Equity Loan dated  June 18, 1993, with re-
spect to Willow Trace Apartments in Tusca-
loosa, Alabama, in the principal amount of
$680,000 (incorporated by reference to Ex-
hibit (10N) in the Registrant's Form 10-K
for the fiscal year ended December 31,
1993)

(10O)	Subordinated Promissory Note, dated  June
18, 1993, with respect to Willow Trace
Apartments in Tuscaloosa, Alabama (incor-porated by reference to Exhibit (10O) in the Registrant's Form 10-K for the fiscal year ended December 31, 1993)

(10P)	Modification Agreement, dated January 1,
1995, with respect to Mortenson Manor
Apartments in Ames, Iowa (incorporated by reference to Exhibit (10P) in the Regis-trant's Form 10-K for the fiscal year ended December 31, 1995)

(10Q)	Guaranty made for the benefit of the Reg-
istrant, dated January 1, 1995, with re-spect to the Modification Agreement re-garding Mortenson Manor Apartments (incor-porated by reference to Exhibit (10Q) in the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

27	Financial Data Schedule (filed herewith)	  35

99.	Additional Exhibits

(99A)	The Financial Statements of Windemere De-
velopment, Inc., which owns and operates
an apartment complex known as Windemere at
Tallgrass located in Wichita, Kansas, as
required by Staff Accounting Bulletin No. 71	  36

(99B)	The Financial Statements of Mortenson II,
which owns and operates an apartment com-
plex known as Mortenson Manor located in
Ames, Iowa, as required by Staff Account-
ing Bulletin No 71.	                          64

(99C)	The Financial statements of HR II Associ-
ates, which owns and operates an apartment
complex known as Holly Ridge located in
Gresham, Oregon, as required by Staff Ac-
counting Bulletin No 71.	                    94

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAPITAL MORTGAGE PLUS L.P.
(Registrant)



	By:	CIP ASSOCIATES, INC.
		General Partner



Date: April 5, 1999
By:	  /s/ J. Michael Fried
		J. Michael Fried
		President and Director
		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature             	   Title                    Date



				President
				(principal executive officer)
/s/ J. Michael Fried	and Director of CIP Associates, Inc.
J. Michael Fried		(the General Partner of the Regis-
				trant)			April 5, 1999



				Senior Vice President (principal
/s/ Alan P. Hirmes	financial officer) of CIP Associates, Inc.
Alan P. Hirmes		(the General Partner of the Regis-
				trant)			April 5, 1999



				Treasurer (principal accounting
/s/ Glenn F. Hopps	officer) of CIP Associates, Inc.
Glenn F. Hopps		(the General Partner of the Regis-
				trant)			April 5, 1999



/s/ Stephen M. Ross	Director of CIP Associates, Inc.
Stephen M. Ross		(the General Partner of the Regis-
				trant)			April 5, 1999