Form 10-K/A
period 1998-12-31
CAPITAL MORTGAGE PLUS L P
filed 1999-04-30
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                   (Mark One)

                    X ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 Amendment No. 1

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

                       Beneficial Assignment Certificates

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or infor- mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     DOCUMENTS INCORPORATED BY REFERENCE Registrant's prospectus dated May 10, 1989, as supplemented July 7, 1989, January 8, 1990, February 9, 1990, May 18, 1990, and October 24, 1990, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 28
Page 1 of  103

Item 14. Financial Statements and Supplementary Data.

                                                    Page
(a) 1.  Financial Statements


                           WINDEMERE DEVELOPMENT, INC.
                                 Wichita, Kansas

                               -----------------


                              Financial Statements
                           December 31, 1998 and 1997




                                      with
                          INDEPENDENT AUDITORS' REPORT



                               -----------------




                         PETERSON, PETERSON & GOSS, L.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              417 N. TOPEKA AVENUE
                                  P.O. BOX 1259
                           WICHITA, KANSAS, 67201-1259

                           WINDEMERE DEVELOPMENT, INC.
                                Table of Contents
                           December 31, 1998 and 1997

                                                                           Page
                                                                          Number
                                                                          ------

Certificate of Completeness                                                  1
Independent Auditors' Report                                                 2
Independent Auditors' Report on Internal Control                             3
Independent Auditors' Report on Compliance With Specific
   Requirements Applicable to Major HUD Program                              6
Independent Auditors' Report on Compliance With Specific
   Requirements Applicable to Fair Housing and Non-Discrimination            8
Financial Statements:
   Balance Sheet                                                             9
   Statement of Income                                                      10
   Statement of Changes                                                     11
   Statement of Cash Flows                                                  12
   Notes to Financial Statements                                            14

Supplementary Information
   Statement of Profit and Loss - HUD-92410                                 20
   Computation of Surplus Cash, Distributions and
         Residual Receipts - HUD-93486                                      21
   Statement of Changes in Fixed Assets                                     22
   Statement of Receipts and Disbursements                                  23
   Schedule of Findings and Questioned Costs                                24
   Other HUD Schedules                                                      25

                           WINDEMERE DEVELOPMENT, INC.
                           Certificate of Completeness
                            HUD Project No. 102-36628
                           December 31, 1998 and 1997

         I hereby certify that I have examined the accompanying financial statements and supplemental data of Windemere Development, Inc. and, to the best of my knowledge and belief, the same is complete and accurate.





-----------------------------               -------------
Management Agent,                           Date
Jerry A. Gaddis, President
Gaddis Properties, Inc.





-----------------------------               -------------
Jerry A. Gaddis, President                  Date
Windemere Development, Inc.
48-0782170

                                           PETERSON, PETERSON & GOSS, L.C.
                                             CERTIFIED PUBLIC ACCOUNTANTS
MARVIN W. NYE                                    417 N. TOPEKA AVENUE
RODNEY E. PETERSON, C.P.A.                          P.O. BOX 1259
GREGORY B. SEVIER, C.P.A.                    WICHITA, KANSAS, 67201-1259                       MEMBER OF THE
JOHN B. GOSS, C.P.A.                            TELEPHONE 316-282-8371                     AMERICAN INSTITUTE OF
  ________________                                 FAX 316-262-5369                     CERTIFIED PUBLIC ACCOUNTANTS
                                                Email staff@ppgic.com
ERNEST A. PETERSON, C.P.A.
MILFORD J. PETERSON, C.P.A.
HORTON E. GOSS, C.P.A.
     CONSULTANTS

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Windemere Development, Inc.
Wichita, Kansas

         We have audited the accompanying balance sheet of Windemere Development, Inc. (a subchapter S corporation), as of December 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windemere Development, Inc. as of December 31, 1998 and 1997, and the results of its operations, changes in stockholders equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 26, 1999, on our consideration of Windemere Development, Inc.'s internal control structure and reports dated February 26, 1999 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

         Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in the report (shown on pages 19 through 26) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Windemere Development, Inc. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

                                        /s/ PETERSON, PETERSON & GOSS, L.C.

February 26, 1999

                                           PETERSON, PETERSON & GOSS, L.C.
                                             CERTIFIED PUBLIC ACCOUNTANTS
MARVIN W. NYE                                    417 N. TOPEKA AVENUE
RODNEY E. PETERSON, C.P.A.                          P.O. BOX 1259
GREGORY B. SEVIER, C.P.A.                    WICHITA, KANSAS, 67201-1259                       MEMBER OF THE
JOHN B. GOSS, C.P.A.                            TELEPHONE 316-282-8371                     AMERICAN INSTITUTE OF
  ________________                                 FAX 316-262-5369                     CERTIFIED PUBLIC ACCOUNTANTS
                                                Email staff@ppgic.com
ERNEST A. PETERSON, C.P.A.
MILFORD J. PETERSON, C.P.A.
HORTON E. GOSS, C.P.A.
     CONSULTANTS


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Windemere Development
Wichita, Kansas

         We  have   audited  the   accompanying   balance   sheet  of  Windemere
Development, Inc. as of and for the year ended December 31, 1998, and have issued our report thereon dated February 26, 1999. We have also audited Windemere Development, Inc.'s compliance with requirements applicable to its major HUD-assisted programs and have issued our report thereon dated February 26, 1999.

         We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States and the consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of The Inspector General in August 1997. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Windemere Development, Inc. complied with laws and regulations, noncompliance with which would be material to HUD-assisted programs.

         The management of the company is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorizations and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projections of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

         In planning and performing our audit for the year ended December 31, 1998, we considered Windemere Development, Inc.'s internal control structure in order to determine our auditing procedures for the purpose of expressing our opinions on Windemere Development, Inc.'s basic financial statements and on its compliance with requirements applicable to major HUD-assisted programs and not to provide assurance on the internal control structure.

         For the purpose of this report, we have classified the significant internal control structure policies and procedures in the following categories:

         Accounting applications:
         1.   General ledger
         2.   Cash activities (receipts and disbursements)
         3.   Rents and charges

         Controls used in administering compliance with laws and regulations:
         1.   Reporting

         For all of the internal control structure categories listed above, we obtained an understanding of the design of relevant policies and procedures and determined whether they have been placed in operation and we assessed control risk.

         We performed tests of controls, as required by the "Guide", to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Company's HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policy and procedures. Accordingly, we do not express such an opinion.

         We noted certain matters involving the internal control structure and its operations that we consider to be reportable conditions under standards established by the American Institute of Certified Public Accountants.
Reportable conditions involve matters coming to our attention relating to significant deficiencies in the design or operation of the internal control structure that, in our judgment, could adversely affect the organization's ability to record, process, summarize and report financial data consistent with management's assertions in the financial statements or to administer HUD-assisted programs, in accordance with applicable laws and regulations.

         A material weakness is a reportable condition in which the design or operation of the specific internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, we noted the following matters involving internal control and its operation that we consider to be material weaknesses as defined above. These conditions were considered in determining the nature, timing, and extent of the procedures to be performed in our audits of the financial statements of Windemere Development, Inc. and of its compliance with requirements applicable to its major programs for the year ended December 31, 1998, and this report does not affect our reports thereon dated February 26, 1999.

                  Segregation of Duties - Proper internal control would have the preparation of checks and control over the reconciliation of accounting records performed by different employees. However, the inherent problems of justifying the cost of such a system when the work can be performed by one individual have to be addressed. Windemere Development, Inc. operates with one individual performing many, if not all, of these functions at all times. Therefore, from an internal control standpoint, this is a reportable condition, but one that is found in any small office situation.

         This  report  is  intended  for  the   information  of  the  mortgagor,
management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


                                       /s/ PETERSON, PETERSON & GOSS, L.C.

February 26, 1999

                                           PETERSON, PETERSON & GOSS, L.C.
                                             CERTIFIED PUBLIC ACCOUNTANTS
MARVIN W. NYE                                    417 N. TOPEKA AVENUE
RODNEY E. PETERSON, C.P.A.                          P.O. BOX 1259
GREGORY B. SEVIER, C.P.A.                    WICHITA, KANSAS, 67201-1259                       MEMBER OF THE
JOHN B. GOSS, C.P.A.                            TELEPHONE 316-282-8371                     AMERICAN INSTITUTE OF
  ________________                                 FAX 316-262-5369                     CERTIFIED PUBLIC ACCOUNTANTS
                                                Email staff@ppgic.com
ERNEST A. PETERSON, C.P.A.
MILFORD J. PETERSON, C.P.A.
HORTON E. GOSS, C.P.A.
     CONSULTANTS

            INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC
                  REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS


Board of Directors
Windemere Development, Inc.
Wichita, Kansas


         We have audited the financial statements of Windemere Development, Inc. as of and for the year ended December 31, 1998, and have issued our report thereon dated February 26, 1999.

         We have also audited Windemere Development, Inc.'s compliance with the specific program requirements governing federal financial reports, mortgage status, replacement reserve, residual receipts, tenant security deposits, cash receipts and disbursements, distribution to owners, tenant applications, eligibility and recertification and management functions that are applicable to each of its major Unassisted programs for the year ended December 31, 1998. The management of the Company is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

         We conducted our audit of compliance with those requirements in accordance with generally accepted auditing standards, GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in August, 1997. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Company's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

         The results of our audit procedures concerning cash disbursements and management functions disclosed immaterial instances of noncompliance with the requirements referred to above, which are described in the accompanying schedule of findings and questioned costs. We considered these instances of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

         In our opinion, Windemere Development, Inc. complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted programs for the year ended December 31, 1998.

         This report is intended for the information of the audit committee, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

                                       /s/ PETERSON, PETERSON & GOSS, L.C.

February 26, 1999

                                           PETERSON, PETERSON & GOSS, L.C.
                                             CERTIFIED PUBLIC ACCOUNTANTS
MARVIN W. NYE                                    417 N. TOPEKA AVENUE
RODNEY E. PETERSON, C.P.A.                          P.O. BOX 1259
GREGORY B. SEVIER, C.P.A.                    WICHITA, KANSAS, 67201-1259                       MEMBER OF THE
JOHN B. GOSS, C.P.A.                            TELEPHONE 316-282-8371                     AMERICAN INSTITUTE OF
  ________________                                 FAX 316-262-5369                     CERTIFIED PUBLIC ACCOUNTANTS
                                                Email staff@ppgic.com
ERNEST A. PETERSON, C.P.A.
MILFORD J. PETERSON, C.P.A.
HORTON E. GOSS, C.P.A.
     CONSULTANTS


            INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC REQUIREMENTS APPLICABLE TO FAIR HOUSING AND NON-DISCRIMINATION


Board of Directors
Windemere Development, Inc.
Wichita, Kansas


         We have audited the financial statements of Windemere Development, Inc. as of and for the year ended December 31, 1998, and have issued our report thereon dated February 26, 1999.

         We have also applied procedures to test Windemere Development, Inc.'s compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD assisted programs, for the year ended December 31, 1998.

         Our procedures were limited to the applicable compliance requirement described in the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in August, 1997. Our procedures were substantially less in scope than an audit., the objective of which is the expression of an opinion on Windemere Development. Inc.'s compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

         This report is intended for the information of the audit committee, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

                                       /s/ PETERSON, PETERSON & GOSS, L.C.

February 26, 1999

                           WINDEMERE DEVELOPMENT. INC.
                                  Balance Sheet
                           December 31, 1998 and 1997

                                     ASSETS


                                                              1998           1997
                                                         ------------   ------------
Current assets:
    Petty cash (1110)                                    $        100   $        100
    Cash in bank and interest-bearing deposits (1120)          23,261        112,143
    Rent receivable (1130)                                      1,640             --
    Accounts receivable, related party (1140)                   4,348          4,348
                                                         ------------   ------------
          Total current assets                                 29,349        116,591

Deposits held in trust - funded:
    Tenant security deposits - Note 3 (1191)                   43,313         44,695

Restricted deposits and funded reserves:
    Mortgagee escrow deposits - Note 2 (1310)                  68,388         66,022
    Reserve for replacements - Note 4 (1320)                   49,191         47,484
                                                         ------------   ------------
          Total deposits                                      117,579        113,506

Fixed assets - Note 5:
    Land and special assessments (1410)                       736,721        727,549
    Buildings and improvements (1420)                       7,788,022      7,780,984
    Furniture and equipment (1450)                             72,824         62,127
                                                         ------------   ------------
                                                            8,597,567      8,570,660
Less accumulated depreciation                               1,349,425      1,143,527
                                                         ------------   ------------
          Total fixed assets                                7,248,142      7,427,133

Other assets:
    Loan costs, net of amortization of $112,415
     and $95,896                                              548,347        564,866
                                                         ------------   ------------

          Total                                          $  7,986,730   $  8,266,791
                                                         ============   ============


See notes to financial statements.


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            1998          1997
                                                        -----------    -----------
Current liabilities:
    Accounts payable, trade (2110)                      $     8,856    $     5,051
    Accrued management fee (2190)                            27,741         21,524
    Accrued interest payable - Note 5 (2130)                246,058        246,716
    Accrued real estate taxes - Note 6 (2150)                52,600         50,825
    Accrued mortgage insurance (2190)                        29,523         29,691
    Mortgage payable, current portion (2320)                 48,676         44,937
    Rent deferred credits (2210)                             15,980          6,445
    Other current liabilities                                    25             --
                                                        -----------    -----------
          Total current liabilities                         429,459        405,189

Deposit liabilities:
    Tenant security deposits - Note 3 (2191)                 37,358         44,277

Long-term liabilities - Note 5:
    Mortgage payable (2320)                               7,870,958      7,915,895
    Less current portion                                     48,676         44,937
                                                        -----------    -----------
          Total long-term liabilities                     7,822,282      7,870,958

Stockholders' equity (deficit):
    Common stock. authorized 1,000 shares;
     issued - 1,000 shares                                    1,000          1,000
    Additional paid-in capital                              736,650        736,650
    Retained deficit                                     (1,040,019)      (791,283)
                                                        -----------    -----------
          Total stockholders' equity (deficit) (3130)      (302,369)       (53,633)
                                                        -----------    -----------

          Total                                         $ 7,986,730    $ 8,266,791
                                                        ===========    ===========

                           WINDEMERE DEVELOPMENT, INC.
                               Statement of Income
                     Years Ended December 31, 1998 and 1997

                                                   1998          1997
                                               -----------    -----------
Operating income:
    Rental                                     $ 1,422,984    $ 1,455,851

Operating expenses:
    Interest                                       760,952        763,208
    Mortgage insurance                              58,878         59,227
    Bank charges                                       132            146
    Property taxes                                  94,698         93,151
    Insurance                                       33,469         27,454
    Equipment leasing - Note 7                      10,608         14,499
    Management fees                                 84,767         87,351
    Salaries and wages                             126,366         88,002
    Contract labor                                   7,500             --
    Payroll taxes                                    9,513          5,586
    Utilities                                       67,360         72,092
    Professional fees                               10,974         10,365
    Repairs and maintenance                        126,913        188,659
    Advertising                                     22,780         12,754
    Office supplies and postage                      3,380          9,472
    Donation                                           600            400
    Miscellaneous                                   11,826         13,998
    Meals and entertainment                          1,502             --
    Depreciation and amortization                  222,417        219,337
                                               -----------    -----------
          Total operating expenses               1,654,635      1,665,701
                                               -----------    -----------

          Loss from operations                    (231,651)      (209,850)

Other income (expense):
    Interest and dividends                           4,383          6,400
    Gain on sale of assets                           1,482             --
    Unrealized loss on securities                   (4,550)            --
                                               -----------    -----------
          Total other income                         1,315          6,400
                                               -----------    -----------


          Net Loss                             $  (230,336)   $  (203,450)
                                               ===========    ===========

See notes to financial statements.


                                        WINDEMERE DEVELOPMENT, INC.
                               Statement of Changes in Stockholders' Equity
                                  Years Ended December 31, 1998 and 1997

                                                              Additional
                                               Common           Paid-In       Retained
                                               Stock            Capital       Earnings            Total
                                           -------------     ------------   ------------       ----------

Balance at January 1, 1997                 $       1,000     $    736,650   $   (576,164)      $  161,486

Net loss                                                                        (203,450)        (203,450)

Distributions                                                                    (11,669)         (11,669)
                                           -------------     ------------   ------------       ----------

Balance at December 31, 1997               $       1,000     $    736,650   $   (791,283)      $  (53,633)

Net loss                                                                        (230,336)        (230,336)

Distributions                                                                    (18,400)         (18,400)
                                           -------------     ------------   ------------       ----------

Balance of December 31, 1998               $       1,000     $    736,650   $ (1,040,019)      $ (302,369)
                                           =============     ============   ============       ==========

See notes to financial statements.


                                WINDEMERE DEVELOPMENT, INC.
                                  Statement of Cash Flows
                           Years Ended December 31, 1998 and 1997

                                                                   1998            1997
                                                                -----------    -----------
Cash flows from operating activities:
    Rental receipts                                             $ 1,420,705    $ 1,463,016
    Interest and dividend receipts                                    4,383          6,400
    Capital gain dividends                                            2,770             --
                                                                -----------    -----------
                                                                  1,427,858      1,469,416

    Administrative                                                  (51,395)       (47,720)
    Management fees                                                 (78,550)       (81,500)
    Utilities                                                       (67,746)       (72,239)
    Salaries and wages                                             (116,166)       (88,002)
    Operating and maintenance                                      (140,629)      (203,305)
    Real estate taxes and escrow deposits                           (95,002)       (99,638)
    Property insurance                                              (33,469)       (27,454)
    Miscellaneous taxes and insurance                                (9,801)        (6,021)
    Tenant security and other deposits                              (10,087)        11,863
    Interest on mortgage                                           (761,610)      (700,597)
    Mortgage insurance premium                                      (59,046)       (59,382)
                                                                -----------    -----------
                                                                 (1,423,501)    (1,373,995)
                                                                -----------    -----------
          Net cash provided by operating activities                   4,357         95,421

Cash flows from investing activities:
    Purchase of furnishings and equipment                           (26,907)       (49,413)
    Deposits into reserve for replacement                           (32,145)       (32,925)
    Transfer to cash escrow                                          30,438         95,948
    Proceeds from sale of investments                                43,879             --
    Purchases of investments                                        (45,167)            --
                                                                -----------    -----------
          Net cash provided by (used in) investing activities       (29,902)        13,610

Cash flows from financing activities:
    Mortgage principal payments                                     (44,937)       (41,484)
    Distribution to stockholder                                     (18,400)       (11,669)
                                                                -----------    -----------
          Net cash used in financing activities                     (63,337)       (53,153)
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                (88,882)        55,878

Cash and cash equivalents, beginning of year                        112,243         56,365
                                                                -----------    -----------

Cash and cash equivalents, end of year                          $    23,361    $   112,243
                                                                ===========    ===========


                                WINDEMERE DEVELOPMENT, INC.
                                  Statement of Cash Flows
                           Years Ended December 31, 1998 and 1997

                                                                     1998         1997
                                                                   ---------    ---------
Cash flows from operating activities:
    Net loss                                                       $(230,336)   $(203,450)
    Adjustments to reconcile net income to net cash provided
by operating activities:
      Depreciation and amortization                                  222,417      219,337
      Loss on sale of securities                                       1,288           --
      Unrealized loss on securities                                    4,550           --
      (Increase) decrease in rent receivable                          (1,640)       1,220
      Increase in accounts receivable, related party                      --       (1,889)
      (Increase) decrease in cash restricted for tenant
         security deposits                                            (3,168)       3,586
      Increase in mortgagee escrow deposits                           (2,366)      (6,253)
      Increase (decrease) in accounts payable                          3,805       (1,454)
      Increase in accrued liabilities                                  7,191       70,102
      Increase (decrease) in tenant security deposits                 (6,919)       8,277
      Increase in deferred revenue                                     9,535        5,945
                                                                   ---------    ---------

Net cash provided by operating activities                          $   4,357    $  95,421
                                                                   =========    =========

See notes to financial statements

                           WINDEMERE DEVELOPMENT, INC.
                          Notes to Financial Statements
                           December 31, 1998 and 1997

1.   Summary of Significant Accounting Policies

     METHOD OF ACCOUNTING

           The Company maintains its books and records on the basis of accounting used for income tax purposes. This basis includes the use of cash basis accounting and Internal Revenue Service (IRS) depreciation lives and methods. The Company uses this basis because it is the most meaningful for the use of management in maintaining its operations. The Company has made the adjustments necessary to present these financial statements in accordance with generally accepted accounting principles.

     HISTORY AND BUSINESS ACTIVITY

           Windemere Development, Inc. was founded in 1991 to develop and operate a 206-unit apartment complex in Wichita, Kansas, known as Windemere at Tallgrass.

           The apartments are located at 8220 East Oxford Circle, Wichita, Kansas 67226 and consist of one and two bedroom units.

     PROPERTY AND EQUIPMENT

           Depreciation is computed by using the straight-line method over the following estimated useful lives:

                   Buildings  - 40  years
                   Landscape  improvements  -  20  years
                   Furniture and equipment - 10 years

           Expenditures for maintenance and repairs are charged to income as incurred. Expenditures which materially extended the useful lives of assets or increase their productivity are capitalized.

     INCOME TAXES

           An income tax provision has not been included in the financial statements since the income or loss of the Company is required to be reported by the shareholder on his respective income tax return.

     CASH AND CASH EQUIVALENTS

           The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                           WINDEMERE DEVELOPMENT, INC.
                          Notes to Financial Statements
                           December 31, 1998 and 1997

1.   Summary of Significant Accounting Policies (continued)

     USE OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     ADVERTISING

           The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $17,152 and $12,754 for the years ended December 3 1, 1998 and 1997, respectively.

2.   Restricted Deposits and Funded Reserves

           The Company has deposited with the lender the following amounts:

            Mortgagee escrow deposits                                1998             1997
            -------------------------------------------------   -------------    -------------
            Mortgage and Property Insurance,
            Real estate taxes and special assessments           $      68,388    $      66,022
                                                                =============    =============

           An evaluation of the adequacy of certain escrow's is as follows:

           Estimated amount required as of December 31, 1998 for future payment of:

                                                                     1998             1997
                                                                -------------    -------------
            Property insurance                                  $      20,547    $      22,501
            Mortgage insurance                                         29,523           29,691
                                                                -------------    -------------
                                                                       50,070           52,192
            Total confirmed by mortgagee                               68,388           66,022
                                                                -------------    -------------
            Amount on deposit in excess of estimated
            requirements                                        $      18,318    $      13,830
                                                                =============    =============

3.   Tenant Security Deposits and Funded Reserves

           Tenant security deposits are held in a separate account in the name of the project. The total held in the account is $5,955 in excess of the deposits held for tenants. The account consists of two mutual funds and has been adjusted to market value at December 31, 1998. The cost basis of the investments at December 31, 1998 was $47,863.

                           WINDEMERE DEVELOPMENT, INC.
                          Notes to Financial Statements
                           December 31, 1998 and 1997


4.   Reserve for Replacements

           In accordance with the provisions of the Regulatory Agreement restricted cash is held by the mortgagee to be used for replacement of property with the approval of HUD as follows:

                                                                    1998             1997
                                                                -------------    -------------
            Balance at beginning of year                              $47,484        $ 110,507
            Monthly deposits                                           30,031           30,031
            Transfer                                                 (30,438)         (95,948)
                                                                -------------    -------------
                                                                       47,077           44,590
            Interest earned                                             2,114            2,894
                                                                -------------    -------------
                   Balance confirmed by mortgagee                     $49,191         $ 47,484
                                                                =============    =============

5.   Long-Term Liabilities

           Long-term debt at December 31, 1998 and 1997 consisted of the following obligations:

                                                                     1998             1997
                                                                -------------    -------------
     Mortgage loan payable in monthly installments
     of $56,514 including interest at 8.02% and
     principal. The loan is due May 1, 2032 and is
     secured by a first mortgage on the land and
     buildings. The debt also includes a
     subordinated promissory note which provides
     that additional interest shall be payable
     semiannually in an amount that will provide a
     maximum cumulative yield (uncompounded) of
     10.70% on the principal amount of the
     mortgage loan outstanding. The amounts for
     the years ending December 3 1, 1998 and 1997
     were $128,022 and 128,725 respectively (at
     1.60%) and are included in accrued interest
     payable.
     The subordinated promissory note is secured
     by a second mortgage on the land and
     buildings.                                                 $   7,870,958    $   7,915,895

            Less current portion                                       48,676           44,937
                                                                -------------    -------------
                                                                $   7,822,282    $   7,870,958
                                                                =============    =============

                           WINDEMERE DEVELOPMENT, INC.
                          Notes to Financial Statements
                           December 31, 1998 and 1997

5.   Long-Term Liabilities (continued)

           Maturities of debt are as follows:

                                                 1998                 1997
                                          -----------------    -----------------
            1998                          $              --    $          44,937
            1999                                     48,676               48,676
            2000                                     52,727               52,727
            2001                                     57,114               57,114
            2002                                     61,867               61,867
            2003                                     67,015                   --
            Later years                           7,583,559            7,650,574
                                          -----------------    -----------------
                                          $       7,870,958    $       7,915,895
                                          =================    =================

6.   Accrued Real Estate Taxes

           Accrued real estate taxes at December 31, 1998 consist of the following:

   Description of     Basis for     Period                              Amount
         Tax           Accrual      Covered               Due Date      Accrued
   --------------     ---------     -------            -----------      -------
     Real estate     Second-half   January 1 to         June 20, 1999   $52,600
      taxes and      due for 1998  December 31, 1998
       special
     assessments

7.   Related Party Transactions

           The Apartments are managed by Gaddis Properties, Inc., a related entity controlled by Jerry A. Gaddis. Under the terms of the management agreement with Gaddis Properties, Inc., a management fee not in excess of 6% of cash basis rental revenue, is payable monthly for management services. The total management fees paid in 1998 were $84,767.

           The following summarizes other related party transactions for 1998:

     Related Party                 Classification                    Amount
     -------------                 --------------                    ------
     C.G. Interiors, Inc.          Equipment lease               $       10,503
     Carolyn Gaddis                Salaries and wages                    21,500
     Brian Gaddis                  Salaries and wages                    32,500
     Craig Gaddis                  Contract labor                         5,000
     Doug Gaddis                   Contract labor                         1,000
     Brian Gaddis                  Contract labor                         1,500
                                                                 --------------
            Total                                                $       72,003
                                                                 ==============

Statement of                           U.S. DEPARTMENT OF HOUSING AND URBAN                OMB Approval No. 2502-0052 (Exp. 9/30/98)
Profit and Loss                        DEVELOPMENT
                                       Office of Housing
                                       Federal Housing Commissioner

Public  reporting  burden for this  collection of  information  is estimated to average 1 hour per response,  including the time for reviewing  instructions,  searching  existing data sources,  gathering and maintain the data needed and completing and reviewing the collection of  information.  Send comments  regarding this burden  estimate or any other aspect of this  collection of  information, including suggestions for reducing the burden, to the Reports Management Officer, Paperwork Reduction Project (2502-0052). Office of
Information Technology,  U.S. Department of Housing and Urban Development,  Washington, D.C. 20410-3600. This agency may not collect the information, and you are not required to complete this form, unless it displays a currently valid OMD control number.

DO NOT SEND THIS FORM TO THE ABOVE ADDRESS.
------------------------------------------------------------------------------------------------------------------------------------
For Month/Period                                      Project Number:                                Project Name:
Beginning: 1-01-98   Ending: 12-31-98                 102-36628                                      Windemere Development, Inc.
------------------------------------------------------------------------------------------------------------------------------------
       Part 1                          Description of Account                    Acct. No.                   Amount*
------------------------------------------------------------------------------------------------------------------------------------
                      Apartments or Member Carrying Charts (Coops)                5120    $         1,546,963
                      --------------------------------------------------------------------------------------------
                      Tenant Assistance Payments                                  5121    $
                      --------------------------------------------------------------------------------------------
       RENTAL         Furniture and Equipment                                     5130    $
                      --------------------------------------------------------------------------------------------
       INCOME         Stores and Commercial                                       5140    $
                      --------------------------------------------------------------------------------------------
        5100          Garage and Parking Spaces                                   5170    $
                      --------------------------------------------------------------------------------------------
                      Flexible Subsidy Income                                     5180    $
                      --------------------------------------------------------------------------------------------
                      Miscellaneous (Specify)                                     5190    $
                      -------------------------------------------------------------------------------------------------------------
                      TOTAL RENT REVENUE Potential at 100% Occupancy                                                 $    1,546,963
------------------------------------------------------------------------------------------------------------------------------------
                      Apartments                                                  5220    $   (         123,979 )
                      --------------------------------------------------------------------------------------------
                      Furniture and Equipment                                     5230    $   (                 )
                      --------------------------------------------------------------------------------------------
     VACANCIES        Stores and commercial                                       5240    $   (                 )
                      --------------------------------------------------------------------------------------------
        5200          Garage and Parking Spaces                                   5270    $   (                 )
                      --------------------------------------------------------------------------------------------
                      Miscellaneous (Specify)                                     5290    $   (                 )
                      --------------------------------------------------------------------------------------------------------------
                      NET RENTAL REVENUE Rent Revenue Less Vacancies                                                 (      123,979)
------------------------------------------------------------------------------------------------------------------------------------
                      TOTAL VACANCIES                                                                                $    1,422,984
                      --------------------------------------------------------------------------------------------------------------
                      ELDERLY AND CONGREGATE SERVICES INCOME-5300
                      TOTAL SERVICE INCOME (Schedule Attached)                    5300                               $
------------------------------------------------------------------------------------------------------------------------------------
                      Interest Income--Project Operations                          5410    $
                      --------------------------------------------------------------------------------------------
     FINANCIAL        Income from Investments--Residual Receipts                   5430    $
                      --------------------------------------------------------------------------------------------
      REVENUE         Income from Investments--Reserve for Replacement             5440    $              2,114
                      --------------------------------------------------------------------------------------------
        5400          Income from Investments--Miscellaneous                       5490    $               (799)
                      --------------------------------------------------------------------------------------------
                      Miscellaneous (Specify)
                      --------------------------------------------------------------------------------------------------------------
                      TOTAL FINANCIAL REVENUE                                                                        $        1,315
------------------------------------------------------------------------------------------------------------------------------------
                      Laundry and Vending                                         5910    $
                      --------------------------------------------------------------------------------------------
                      NSF and Late Charges                                        5920    $
                      --------------------------------------------------------------------------------------------
       OTHER          Damages and Cleaning Fees                                   5930    $
                      --------------------------------------------------------------------------------------------
      REVENUE         Forfeited Tenant Security Deposits                          5940    $
                      --------------------------------------------------------------------------------------------
        5900          Other Revenue (specify)                                     5990    $
                      --------------------------------------------------------------------------------------------------------------
                      TOTAL OTHER REVENUE
                      --------------------------------------------------------------------------------------------------------------
                      TOTAL REVENUE                                                                                  $    1,424,299
------------------------------------------------------------------------------------------------------------------------------------
                      Advertising                                                 6210    $              22,780
                      --------------------------------------------------------------------------------------------
                      Other Administrative Expenses                               6250    $
                      --------------------------------------------------------------------------------------------
                      Office Salaries                                             6310    $              51,463
                      --------------------------------------------------------------------------------------------
                      Office Supplies                                             6311    $               3,380
                      --------------------------------------------------------------------------------------------
                      Office or Model Apartment Rent                              6312    $
                      --------------------------------------------------------------------------------------------
   ADMINISTRATIVE     Management                                                  6320    $              84,767
                      --------------------------------------------------------------------------------------------
      EXPENSES        Manager or Superintendent Salaries                          6330    $              32,500
                      --------------------------------------------------------------------------------------------
     6200/6300        Manager or Superintendent Rent Free Unit                    6331    $              10,200
                      --------------------------------------------------------------------------------------------
                      Legal Expenses (Project)                                    6340    $                 884
                      --------------------------------------------------------------------------------------------
                      Auditing Expenses (Project)                                 6350    $               5,250
                      --------------------------------------------------------------------------------------------
                      Bookkeeping Fees/Accounting Services                        6351    $               7,725
                      --------------------------------------------------------------------------------------------
                      Telephone and Answering Service                             6360    $              10,917
                      --------------------------------------------------------------------------------------------
                      Bad Debts                                                   6370    $
                      --------------------------------------------------------------------------------------------
                      Miscellaneous Administrative Expenses (Specify)             6390    $              17,722
                      --------------------------------------------------------------------------------------------------------------
                      TOTAL ADMINISTRATIVE EXPENSES                                                                  $      247,588
------------------------------------------------------------------------------------------------------------------------------------
                      Fuel Oil/Coal                                               6420    $              3,735
                      --------------------------------------------------------------------------------------------
     UTILITIES        Electricity (Light and Misc. Power)                         6450    $             15,319
                      --------------------------------------------------------------------------------------------
      EXPENSES        Water                                                       6451    $             22,755
                      --------------------------------------------------------------------------------------------
        6400          Gas                                                         6452    $                 --
                      --------------------------------------------------------------------------------------------
                      Sewer                                                       6453    $
                      --------------------------------------------------------------------------------------------------------------
                      TOTAL UTILITIES EXPENSE                                                                        $       41,809
------------------------------------------------------------------------------------------------------------------------------------
* All amounts must be rounded to the nearest dollar; $.50 and over.       Page 1 of 2                                 form HUD-92410
(9/91)                                                                                                           ref Handbook 4370.2
APPENDIX A-1
(CONTINUED)

------------------------------------------------------------------------------------------------------------------------------------
                      Janitor and Cleaning Payroll                                  6510      $
                      -----------------------------------------------------------------------------------------
                      Janitor and Cleaning Supplies                                 6515      $    27,700
                      -----------------------------------------------------------------------------------------
                      Janitor and Cleaning Contract                                 6517      $     2,859
                      -----------------------------------------------------------------------------------------
                      Exterminating Payroll Contract                                6519      $
                      -----------------------------------------------------------------------------------------
                      Exterminating Supplies                                        6520      $       131
                      -----------------------------------------------------------------------------------------
                      Garbage and Trash Removal                                     6525      $    10,225
                      -----------------------------------------------------------------------------------------
                      Security Payroll/Contract                                     6530      $     3,447
                      -----------------------------------------------------------------------------------------
                      Grounds Payroll                                               6535      $    32,203
                      -----------------------------------------------------------------------------------------
                      Grounds Supplies                                              6536      $     7,224
                      -----------------------------------------------------------------------------------------
   OPERATING AND      Grounds Contract                                              6537      $    19,050
                      -----------------------------------------------------------------------------------------
    MAINTENANCE       Repairs Payroll                                               6540      $
                      -----------------------------------------------------------------------------------------
      EXPENSES        Repairs Materials                                             6541      $    22,364
                      -----------------------------------------------------------------------------------------
        6500          Repairs Contract                                              6542      $    47,679
                      -----------------------------------------------------------------------------------------
                      Elevator Maintenance/Contract                                 6545      $
                      -----------------------------------------------------------------------------------------
                      Heating/Cooling Repairs and Maintenance                       6546      $
                      -----------------------------------------------------------------------------------------
                      Swimming Pool Maintenance/Contract                            6547      $     3,433
                      -----------------------------------------------------------------------------------------
                      Snow Removal                                                  6548      $       656
                      -----------------------------------------------------------------------------------------
                      Decorating Payroll/Contract                                   6560      $
                      -----------------------------------------------------------------------------------------
                      Decorating Supplies                                           6561      $        --
                      -----------------------------------------------------------------------------------------
                      Other                                                         6570      $        --
                      -----------------------------------------------------------------------------------------
                      Miscellaneous Operating and Maintenance Expenses              6590      $     1,523
                      -------------------------------------------------------------------------------------------------------------
                      TOTAL OPERATING AND MAINTENANCE EXPENSES                                                    $    178,494
-----------------------------------------------------------------------------------------------------------------------------------
                      Real Estate Taxes                                             6710      $    94,410
                      -----------------------------------------------------------------------------------------
                      Payroll Taxes (FICA)                                          6711      $     9,513
                      -----------------------------------------------------------------------------------------
                      Miscellaneous Taxes, Licenses and Permits                     6719      $     3,158
                      -----------------------------------------------------------------------------------------
       TAXES          Property and Liability Insurance (Hazard)                     6720      $    24,187
                      -----------------------------------------------------------------------------------------
        AND           Fidelity Bond Insurance                                       6721      $
                      -----------------------------------------------------------------------------------------
     INSURANCE        Workmen's Compensation                                        6722      $     5,002
                      -----------------------------------------------------------------------------------------
        6700          Health Insurance and Other Employee Benefits                  6723      $     8,095
                      -----------------------------------------------------------------------------------------
                      Other Insurance (Specify)                                     6729      $
                      -------------------------------------------------------------------------------------------------------------
                      TOTAL TAXES AND INSURANCE                                                                   $    144,365
------------------------------------------------------------------------------------------------------------------------------------
                      Interest on Bonds Payable                                     6810      $
                      -----------------------------------------------------------------------------------------
                      Interest on Mortgage Payable                                  6820      $   760,952
                      -----------------------------------------------------------------------------------------
     FINANCIAL        Interest on Notes Payable (Long-Term)                         6830      $
                      -----------------------------------------------------------------------------------------
      EXPENSES        Interest on Notes Payable (Short-Term)                        6840      $
                      -----------------------------------------------------------------------------------------
        6800          Mortgage Insurance Premium/Service Charge                     6850      $    58,878
                      -----------------------------------------------------------------------------------------
                      Miscellaneous Financial Expenses                              6890      $       132
                      --------------------------------------------------------------------------------------------------------------
                      TOTAL FINANCIAL EXPENSES                                                                    $    819,962
------------------------------------------------------------------------------------------------------------------------------------
     ELDERLY &        TOTAL SERVICE EXPENSES - Schedule Attached                    6900      $                   $
                      --------------------------------------------------------------------------------------------------------------
     CONGREGATE       TOTAL COST OF OPERATIONS BEFORE DEPRECIATION                            $                   $ (1,432,218)
                      --------------------------------------------------------------------------------------------------------------
      SERVICE         PROFIT (LOSS) BEFORE DEPRECIATION                                       $                   $     (7,919)
                      --------------------------------------------------------------------------------------------------------------
      EXPENSES        Depreciation (Total)--6600 (specify)                           6600     $                   $    222,417
                      --------------------------------------------------------------------------------------------------------------
        6900          Operating Profit or (Loss)                                                                  $   (230,336)
------------------------------------------------------------------------------------------------------------------------------------
    CORPORATE OR      Officer Salaries                                              7110      $
                      -----------------------------------------------------------------------------------------
     MORTGAGOR        Legal Expenses (Entity)                                       7120      $
                      -----------------------------------------------------------------------------------------
       ENTITY         Taxes (Federal-State-Entity)                                 7130-32    $
                      -----------------------------------------------------------------------------------------
      EXPENSES        Other Expenses (Entity)                                       7190      $
                      --------------------------------------------------------------------------------------------------------------
        7100          TOTAL CORPORATE EXPENSES                                                                   $
                      --------------------------------------------------------------------------------------------------------------
                      NET PROFIT OR (LOSS)                                                                       $    (230,336)
------------------------------------------------------------------------------------------------------------------------------------
WARNING: HUD will prosecute false claims and statements.  Conviction may result in criminal and/or civil penalties. (18 U.S.C. 1001,
1010, 1012, 31 U.S.C.  3729, 3802)  MISCELLANEOUS OR OTHER INCOME AND EXPENSE  SUB-ACCOUNT  GROUPS. If miscellaneous or other income and/or expense  sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6729, 6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
-----------------------------------------------------------------------------------------------------------------------------------
       PART II
       -----------------------------------------------------------------------------------------------------------------------------
       1.   Total principal payments required under the mortgage, even if payments under a Workout Agreement
            are less or more than those required under the mortgage.                                            $       48,676
       -----------------------------------------------------------------------------------------------------------------------------
       2.   Replacement Reserve deposits required by the Regulatory Agreement or Amendments thereto, even if
            payments may be temporarily suspended or waived.                                                    $       30,031
       -----------------------------------------------------------------------------------------------------------------------------
       3.   Replacement or Painting Reserve releases which are included as expense items on this Profit and
            Loss statement.                                                                                     $
       -----------------------------------------------------------------------------------------------------------------------------
       4.   Project  Improvement  Reserve  Releases  under the Flexible  Subsidy
            Program that are  included as expense  items on this Profit and Loss
            Statement                                                                                           $
-----------------------------------------------------------------------------------------------------------------------------------

* All amounts must be rounded to the nearest dollar; $.50 and over.       Page 2 of 2                                 form HUD-92410
(9/91)                                                                                                           ref Handbook 4370.2

                                                                                                                        APPENDIX A-1
                                                                                                                           CONTINUED

                           WINDEMERE DEVELOPMENT, INC.
                          Statement of Profit and Loss
                                 Form HUD-92410
                                December 31, 1998

                          Miscellaneous Account Detail

Income from investments - 5490:
  Related Mortgage Corp. - Yield Maintenance Escrow                   $     556
  Southwest Securities, Inc. - Tenant Security Deposits                  (1,382)
  Intrust Bank - Business Maximizer Account                                  27
                                                                      ---------
                                                                      $    (799)
                                                                      =========
Miscellaneous Administrative Expense - 6390:
  Leasing - furniture                                                 $  10,503
  Cable TV                                                                4,409
  Meals & entertainment                                                   1,502
  Donation                                                                  600
  Dues & Subscriptions                                                      439
  Miscellaneous                                                             269
                                                                      ---------
                                                                      $  17,722
                                                                      =========

Depreciation - 6600:
  Depreciation - buildings and improvements                           $ 196,913
  Depreciation - furniture and equipment                                  8,985
  Amortization of loan costs                                             16,519
                                                                      ---------
                                                                      $ 222,417
                                                                      =========

See notes to financial statements.


Computation of Surplus Cash, Distributions      U.S. DEPARTMENT OF HOUSING AND URBAN
and Residual Receipts                           DEVELOPMENT
                                                Office of Housing
                                                Federal Housing Commissioner
------------------------------------------------------------------------------------------------------------------------------------
Project Name                                                         Fiscal Period Ended:                       Project Number
Windemere Development, Inc.                                          12/31/98                                   102-36628
------------------------------------------------------------------------------------------------------------------------------------
PART A - COMPUTE SURPLUS CASH
------------------------------------------------------------------------------------------------------------------------------------
CASH
------------------------------------------------------------------------------------------------------------------------------------
 1.    Cash (Accounts 1110, 1120, 1191, 1992)                                       $           71,224
---------------------------------------------------------------------------------------------------------------
 2. Tenant Subsidy vouchers due for period covered by financial statement           $
---------------------------------------------------------------------------------------------------------------
 3.    other (describe)                                                             $
------------------------------------------------------------------------------------------------------------------------------------

       (a) Total Cash (Add Lines 1, 2, and 3)                                       $                           $         71,224
------------------------------------------------------------------------------------------------------------------------------------
CURRENT OBLIGATIONS
------------------------------------------------------------------------------------------------------------------------------------
 4.    Accrued mortgage interest payable                                            $           51,884
---------------------------------------------------------------------------------------------------------------
 5.    Delinquent mortgage principal payments                                       $
---------------------------------------------------------------------------------------------------------------
 6.    Delinquent deposits to reserve for replacements                              $
---------------------------------------------------------------------------------------------------------------
 7.    Accounts payable (due within 30 days)                                        $            8,856
---------------------------------------------------------------------------------------------------------------
 8.    Loans and notes payable (due within 30 days)                                 $
---------------------------------------------------------------------------------------------------------------
 9.    Deficient Tax Insurance or MIP Escrow Deposits                               $
---------------------------------------------------------------------------------------------------------------
10.    Accrued Expenses (not escrowed)                                              $
---------------------------------------------------------------------------------------------------------------
11.    Prepaid Rents (Account 2210)                                                 $
---------------------------------------------------------------------------------------------------------------
12.    Tenant security deposits liability (Account 2191)                            $           37,358
---------------------------------------------------------------------------------------------------------------
13.    Other (Describe)                                                             $
------------------------------------------------------------------------------------------------------------------------------------
       (b) Less Total Current Obligations (add lines 4 through 13)                                              $         98,098
------------------------------------------------------------------------------------------------------------------------------------
       (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))                                                  $        (26,874)
------------------------------------------------------------------------------------------------------------------------------------
PART B - COMPLETE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
------------------------------------------------------------------------------------------------------------------------------------
 1.    Surplus Cash                                                                                             $
------------------------------------------------------------------------------------------------------------------------------------
LIMITED DIVIDEND PROJECTS
------------------------------------------------------------------------------------------------------------------------------------
2a.    Annual Distribution Earned During Fiscal Period covered by Statement         $
---------------------------------------------------------------------------------------------------------------
2b.    Distribution Accrued and Unpaid as of the End of the Prior Fiscal Period     $
---------------------------------------------------------------------------------------------------------------
2c.    Distributions Paid During Fiscal Period Covered by Statement                 $
---------------------------------------------------------------------------------------------------------------
 3.      Amount to be carried on Balance Sheet as Distribution Earned but           $
         Unpaid (Line 2A plus 2b minus 2c)
------------------------------------------------------------------------------------------------------------------------------------
 4.      Amount available for Distribution During Next Fiscal Period                                            $
------------------------------------------------------------------------------------------------------------------------------------
 5.      Deposit Due Residual Receipts (Must be deposited with Mortgagee within 60 days after Fiscal Period     $
         ends)
------------------------------------------------------------------------------------------------------------------------------------
Prepared by                                                          Reviewed By
------------------------------------------------------------------------------------------------------------------------------------
Loan Technician                                  Date                Loan Servicer                              Date

------------------------------------------------------------------------------------------------------------------------------------
                                                              Page 2 of 2                                     form HUD-93486 (12-80)

                                                                -21-

----------
AUTHOR'S NOTE:  This form has been superseded by another form dated 8/95.  See Appendix 2B-7 for a copy of the revised form.

                                                                                                                        APPENDIX A-1
                                                                                                                           CONTINUED


                                                   WINDEMERE DEVELOPMENT, INC.
                                               Statement of Changes in Fixed Assets
                                                   Year Ended December 31, 1998



                                             Assets                                    Accumulated Depreciation
                       ---------------------------------------------  ----------------------------------------------------------
                                                                                                                      Net Book
                         Balance                          Balance      Balance                            Balance       Value
                        January 1,             Deduct-  December 31,  January 1,   Current   Deduct-    December 31, December 31,
                           1998    Additions   ions         1998         1998     Provisions ions           1998         1998
                       ----------  ---------   -------  ------------  ----------  ---------- --------   ------------ -----------
Land                   $   684,376  $          $     -  $  684,376    $           $          $      -   $            $   684,376
Special assessments         43,173      9,172               52,345                                                        52,345
Buildings and
improvements             7,780,984      7,038            7,788,022      1,111,400    196,913              1,308,313    6,479,709
Furniture and equipment     62,127     10,697               72,824         32,127      8,985                 41,112       31,712
                       -----------  ---------  -------  ----------    -----------  --------- --------   -----------  -----------
                       $ 8,570,660  $  26,907  $     -  $8,597,567    $ 1,143,527  $ 205,898 $      -   $ 1,349,425  $ 7,248,142
                       ===========  =========  =======  ==========    ===========  ========= ========   ===========  ===========

See notes to financial statements.


                                     WINDEMERE DEVELOPMENT, INC.
                               Statement of Receipts and Disbursements
                                      HUD Project No. 102-36628
                                         Windemere Apartments
                                     Year Ended December 31, 1998

Source of funds:
  Operations:
    Revenues:
       Rental income                                                    $ 1,420,705
       Interest income                                                        4,383
       Capital gains                                                          2,770        1,427,858
                                                                        -----------     ------------
  Expenses:
    Administrative expenses                                                  51,395
    Management fees                                                          78,550
    Operating expenses                                                       67,746
    Payrolls                                                                116,166
    Maintenance expenses                                                    140,629
    Taxes, real estate                                                       92,636
    Taxes, other                                                              9,801
    Insurance                                                                33,469
    Mortgage insurance premium                                               59,046
    Interest on mortgage loan                                               761,610        1,411,048
                                                                        -----------     ------------
  Cash provided by operations before amortization                                             16,810
  Amortization of mortgage                                                                    44,937
                                                                                        ------------
    Cash provided by (used in) operations after debt service                                 (28,127)

  Other:
    Loss on sale of assets                                                   (1,288)
    Distribution to shareholder                                             (18,400)         (19,688)
                                                                        -----------     ------------
                                                                                             (47,815)
  Application of funds:
    Reserve for replacements - expended                                       1,707
    Tenant security deposits - refunded                                       3,168
    Increase in taxes and insurance escrow                                    2,366
    Purchase of furnishings and equipment                                    26,907
    Decrease in tenant security deposits                                      6,919         (41,067)
                                                                        -----------     ------------
  Decrease in cash                                                                          (88,882)
  Unrestricted cash at beginning, of year                                                    112,243
                                                                                        ------------
  Unrestricted cash at end of year                                                      $     23,361
                                                                                        ============

See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
                    Schedule of Findings and Questioned Costs
                                December 31, 1998

1.   Segregation of Duties:

     Condition: Receipt of cash, preparation of checks and control over accounting record reconciliation functions are performed by two people most of the time.

     Criteria: Proper Internal controls would have each function performed by a different individual.

     Effect: The effect, although not measurable, is a reduction in the Internal control structure.

     Recommendation: As the Company grows and adds additional personnel, we recommend the separation of the above duties accordingly.

     Response: The Company concurs with the recommendation. Such personnel will be added as the Company grows.

2.   Undocumented disbursements:

     Condition: Disbursements totaling $17,871 recorded as contract labor (repairs and maintenance) did not have documentation supporting the transactions.

     Criteria: Proper documentation of disbursements should be maintained for all such transactions with the Company maintaining a vendor invoice in their records.

     Recommendation: A vendor invoice be obtained from contract laborers when possible.

     Response: The Company recognized the need to obtain vendor invoices for contracted laborers however, this is not always possible.

                           WINDEMERE DEVELOPMENT, INC.
                               Other HUD Schedules
                                December 31, 1998

Schedule of Identity of Interest Firms and Activities:

       Company or Person                         Service                            Amount
       -----------------                         -------                            ------
Gaddis Properties, Inc.                          Management                        $ 84,767
C.G. Interiors, Inc.                             Equipment lease                     10,503
Carolyn Gaddis                                   Salary                              21,500
Brian Gaddis                                     Salary                              32,500
Brian Gaddis                                     Contract labor                       1,500
Craig Gaddis                                     Contract labor                       5,000
Doug Gaddis                                      Contract labor                       1,000

Schedule of Accrued Taxes:
   See Note 6 to Financial Statements.

Schedule of Unauthorized Distributions of Project Income:
   Jerry Gaddis                                                                      18,400

Audit Firm:
   Peterson, Peterson & Goss, L.C.
   P.O. Box 1259
   Wichita, KS 67201
   48-0542098
   John Goss

Schedule of Funds in Financial Institutions:
   Funds held by Mortgagor, regular operating account:
     Intrust Bank, N.A., checking - confirmed 2-24-99                                   821
     Intrust Bank, N.A., money maximizer - confirmed 2-24-99                          1,283
                                                                                 ----------
                                                                                      2,104

Funds held by Mortgagor in Trust, Tenant Security Deposit:
   Southwest Securities, Inc., Mutual funds confirmed 3-03-99                        43,313
                                                                                 ----------

        Funds held by mortgagor                                                  $   45,417
                                                                                 ==========

                           WINDEMERE DEVELOPMENT, INC.
                               Other HUD Schedules
                                December 31, 1998

Funds held by Mortgagee, in trust:
   Tax, insurance and MIP Escrow                                     $  68,388
   Replacement reserve                                                  49,191
   Cash escrow                                                          21,156
                                                                     ---------
   Funds held by mortgagee confirmed by
   Related Mortgage Corporation 2-28-99                              $ 138,735
                                                                     =========

Corrective Action Plan:
   The Company did not change any internal control policies in conjunction with the material weakness.

See notes to financial statements.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                  MORTENSON II

                           HUD PROJECT NO.: 074-36605

                                December 31, 1998

                                  Mortenson 11
                           HUD Project No.: 074-36605

                                TABLE OF CONTENTS


                                                                            PAGE

MORTGAGOR'S CERTIFICATION                                                     4

MANAGING AGENT'S CERTIFICATION                                                5

INDEPENDENT AUDITORS' REPORT                                                  6

FINANCIAL STATEMENTS

         BALANCE SHEET                                                        8

         STATEMENT OF OPERATIONS                                             10

         STATEMENT OF PARTNERS' EQUITY (DEFICIT)                             13

         STATEMENT OF CASH FLOWS                                             14

         NOTES TO FINANCIAL STATEMENTS                                       16

SUPPLEMENTAL INFORMATION

         RESERVE FOR REPLACEMENTS                                            21

         COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
           RESIDUAL RECEIPTS                                                 22

         CHANGES IN FIXED ASSET ACCOUNTS                                     23

         DETAIL OF ACCOUNTS - STATEMENT OF OPERATIONS                        24

         OTHER INFORMATION                                                   25

                                  Mortenson II
                           HUD Project No.: 074-36605

                          TABLE OF CONTENTS - CONTINUED


                                                                            PAGE

INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL                             26

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
   WITH SPECIFIC REQUIREMENTS APPLICABLE TO
   MAJOR HUD PROGRAMS                                                        28

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
   SPECIFIC REQUIREMENTS APPLICABLE TO FAIR HOUSING
   AND NON-DISCRIMINATION                                                    30

                                  Mortenson II
                           HUD Project No.: 074-36605

                                December 31, 1998



                            MORTGAGOR'S CERTIFICATION


         I hereby certify that I have examined the accompanying financial statements and supplemental data of Mortenson II and, to the best of my knowledge and belief, the same is complete and accurate.


                                    GENERAL PARTNER



                                    ----------------------------------------
                                    Signature                           Date


                                    Partnership Employer
                                    Identification Number:
                                      42-1361607

                                  Mortenson II
                           HUD Project No.: 074-36605

                                December 31, 1998



                         MANAGING AGENT'S CERTIFICATION

         We hereby certify that we have examined the accompanying financial statements and supplemental data of Mortenson II and, to the best of our knowledge and belief, the same is complete and accurate.


                                      MANAGING AGENT

                                      Ev Cochrane and Associates




                                      ----------------------------------------
                                      Signature                           Date


Ev Cochrane                           Managing Agent Employer
Property Manager                      Identification Number:
                                      42-1050493

                             [GRAPHIC LOGO OMITTED]
                           REZNICK FEDDER & SILVERMAN

             Certified Public Accounts o A Professional Corporation

               Two Premier Plaza, 5th Floor o 5605 Glenridge Drive
                          o Atlanta, Georgia 30342-1376
                              o Fax (404) 847-9495


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Mortenson II


         We have audited the accompanying balance sheet of Mortenson II, as of December 3 1, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortenson II as of December 31, 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                      -6-

      Two Hopkins Plaza          4520 East West Highway         212 S. Tryon Street          745 Atlantic Avenue
         Suite 2100                     Suite 300                   Suite 1180                    Suite 800
  Baltimore, MD 21201-2911         Bethesda, Maryland        Charlotte, NC 28281-8100       Boston, MA 02111-2735
    Phone (410) 783-4900               20814-3319              Phone (704) 332-9100         Phone (617) 423-5855
     Fax (410) 727-0460           Phone (301) 652-9100          Fax (704) 332-6444           Fax (617) 423-6651
                                   Fax (301) 652-1848

         In accordance with GOVERNMENT AUDITING STANDARDS and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 17, 1999 on our consideration of Mortenson II's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

                           /s/ REZNICK FEDDER & SILVERMAN


Atlanta, Georgia                                          Federal Employer
February 17, 1999                                         Identification Number:
                                                          52-1088612


Audit Principal: Gail White


                                              Mortenson II
                                       HUD Project No.: 074-36605
                                              BALANCE SHEET
                                            December 31, 1998
                                                 ASSETS

CURRENT ASSETS
1120          Cash - operations                                                             $    17,424
1130          Tenant accounts receivable                                                          6,158
1200          Miscellaneous prepaid expenses                                                     34,816
                                                                                            -----------
                   Total current assets                                                          58,398

DEPOSITS HELD IN TRUST - FUNDED
1191          Tenant deposits                                                                    76,902

RESTRICTED DEPOSITS AND FUNDED RESERVES
1310          Escrow deposits                                         $      62,862
1320          Reserve for replacements                                      100,295
1330          Other reserves                                                  1,814             164,971
                                                                      -------------

RENTAL PROPERTY
1410          Land                                                           42,101
1420          Buildings                                                   5,007,451
1430          Building equipment-fixed                                      159,623
                                                                      -------------
                   Total rental property                                  5,209,175

1495          Less accumulated depreciation                           $  (1,477,100)          3,732,075
                                                                      -------------

OTHER ASSETS
1520          Intangible assets, net of accumulated
              amortization of $112,830                                                          488,915
                                                                                            -----------

                                                                                            $ 4,521,261
                                                                                            ===========

                                   See notes to financial statements


                                              Mortenson II
                                       HUD Project No.: 074-36605

                                        BALANCE SHEET - CONTINUED

                                            December 31, 1998

                               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

2110          Accounts payable - operations                                                  $   11,486
2123          Accrued management fee payable                                                     80,558
2131          Accrued interest payable - first mortgage                                          25,408
2150          Accrued property taxes payable                                                    154,063
2170          Mortgage payable - first mortgage, current
              maturities                                                                         43,761
2210          Prepaid revenue                                                                     1,600
                                                                                          -------------
                   Total current liabilities                                                    316,876

DEPOSITS LIABILITIES
2191          Tenant security deposits held in trust (contra)                                    60,561

LONG-TERM LIABILITIES
2320          Mortgage payable, first mortgage                         $   4,683,439
2323          Other loans and notes payable-surplus cash                     577,885
2133          Accrued interest payable-other loans and notes                 595,292
                                                                       -------------
                   Total long term liabilities                                                5,856,616

3130          PARTNERS' EQUITY (DEFICIT)                                                     (1,712,792)
                                                                                          -------------

                                                                                          $   4,521,261
                                                                                          =============

                                   See notes to financial statements


                                              Mortenson II
                                       HUD Project No.: 074-36605
                                         STATEMENT OF OPERATIONS
                                      Year ended December 31, 1998
RENTAL REVENUE
5120          Rent revenue - gross potential                           $     833,852
5170          Garage and parking spaces                                        6,711
                                                                       -------------
                   Total rental revenue                                                     $   840,563

VACANCIES
5220          Apartments                                                     (25,504)
                                                                       -------------
                   Total vacancies                                                          $   (25,504)
                                                                                            -----------

              Net rental revenue                                                                815,059

FINANCIAL REVENUE
5410          Financial revenue - project operations                              93
5440          Revenue from investments - replacement reserve                   4,344
                                                                       -------------
                   Total financial revenue                                                        4,437

OTHER REVENUE
5910          Laundry and vending                                              7,657
5920          Tenant charges                                                     100
                                                                       -------------
                   Total other revenue                                                      $     7,757
                                                                                            -----------

                   Total revenue                                                            $   827,253
                                                                                            ===========

                                   See notes to financial statements


                                                             Mortenson II
                                                      HUD Project No.: 074-36605
                                                        STATEMENT OF OPERATIONS
                                                     Year ended December 31, 1998

ADMINISTRATIVE EXPENSES
6210          Advertising and marketing                                $       5,188
6311          Office expenses                                                 12,089
6320          Management fee                                                  40,428
6330          Manager or superintendent salaries                              29,097
6331          Administrative rent free unit                                   17,400
6340          Legal expense - project                                          2,982
6350          Auditing expense                                                 7,550
6360          Telephone and answering services                                 6,936
6351          Bookkeeping fees/accounting services                             6,000
6390          Miscellaneous administrative expenses                           24,000
                                                                       -------------
                   Total administrative expenses                                             $  151,670

UTILITIES EXPENSE
6450          Electricity                                                     10,656
6451          Water                                                            2,391
6452          Gas                                                              5,579
6453          Sewer                                                            1,992
                                                                       -------------
                   Total utilities expense                                                       20,618

OPERATING AND MAINTENANCE EXPENSES
6510          Payroll                                                          9,235
6515          Supplies                                                        59,856
6520          Contracts                                                        7,916
6525          Garbage and trash removal                                        5,908
6570          Vehicle and maintenance equipment operation
              and repairs                                                      7,407
                                                                       -------------
                   Total operating and maintenance expenses                                   $  90,322

                                   See notes to financial statements


                                              Mortenson II
                                       HUD Project No.: 074-3)6605

                                   STATEMENT OF OPERATIONS - CONTINUED

                                      Year ended December 31, 1998
TAXES AND INSURANCE
6710          Real estate taxes                                              149,630
6711          Payroll taxes                                                    6,345
6720          Property and liability insurance                                 9,152
6721          Fidelity bond insurance                                            243
6722          Workmen's compensation                                           3,040
6723          Health insurance and other employee benefits                     5,349
6790          Miscellaneous taxes, licenses, permits and
              insurance                                                        1,122
                                                                       -------------
                   Total taxes and insurance                                                    174,881

FINANCIAL EXPENSES
6820          Interest on mortgage payable                                   306,131
6850          Mortgage insurance premium/service charge                       35,595
                                                                       -------------
                   Total financial expenses                                                     341,726

DEPRECIATION AND AMORTIZATION
6600          Depreciation expense                                           191,944
6610          Amortization expense                                            15,044
                                                                       -------------
                   Total depreciation and amortization                                          206,988

CORPORATE OR MORTGAGOR ENTITY REVENUE AND EXPENSES
7190          Other expenses                                                  96,930
                                                                       -------------
              Total corporate or mortgagor entity revenue and
              expenses                                                                           96,930
                                                                                          -------------

                   Total expenses                                                             1,083,135
                                                                                          -------------

Net income (loss)                                                                         $    (255,882)
                                                                                          =============

See notes to financial statements

                                  Mortenson II
                           HUD Project No.: 074-36605

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                          Year ended December 31, 1998


Partners' equity (deficit)
     December 31, 1997                                              $(1,456,910)

Net income (loss)                                                      (255,882)
                                                                    -----------

Partners' equity (deficit)
     December 31, 1998                                              $(1,712,792)
                                                                    ===========



                       See notes to financial statements

                                  Mortenson II
                           HUD Project No.: 074-36605

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1998

Cash flows from operating activities
   Rental receipts                                                    $ 798,423

   Interest receipts                                                      4,437
   Other operating receipts                                               7,757
   Administrative expenses paid                                         (70,137)
   Utilities paid                                                       (19,924)
   Salaries and wages paid                                              (38,332)
   Operating and maintenance paid                                       (72,655)
   Real estate taxes paid                                              (149,630)
   Property insurance paid                                               (9,152)
   Miscellaneous taxes and insurance paid                               (16,099)
   Interest paid on mortgage                                           (306,352)
   Mortgage insurance premium paid                                      (35,387)
   Mortgagor entity expenses paid                                       (39,835)
   Net tenant security deposits received (paid)                          (6,980)
                                                                      ---------
     Net cash provided by (used in) operating activities                 46,134
                                                                      ---------

Cash flows from investing activities
   Net deposits to mortgage escrows                                       3,582
   Net deposit to reserve for replacement                               (12,600)
   Net deposit to other reserves                                          8,612
                                                                      ---------
     Net cash provided by (used in) investing activities                   (406)
                                                                      ---------

Cash flows from financing activities
   Mortgage principal payments                                          (41,034)
                                                                      ---------
     Net cash provided by (used in) investing activities                (41,034)
                                                                      ---------

       NET INCREASE (DECREASE) IN CASH                                    4,694

Cash, beginning                                                          12,730
                                                                      ---------

Cash, ending                                                          $  17,424
                                                                      =========
                        See notes to financial statements

                                  Mortenson II
                           HUD Project No.: 074-36605

                       STATEMENT OF CASH FLOWS - CONTINUED

                                December 31, 1998

Reconciliation of net income (loss) to net cash provided by
(used in) operating activities
   Net income (loss)                                                  $(255,882)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Depreciation                                                       191,944
     Amortization                                                        15,044
     Changes in asset and liability accounts
     (Increase) decrease in assets
       Tenant accounts receivable                                         2,574
       Accounts receivable - other                                          370
       Miscellaneous prepaid expenses                                    (6,292)
       Tenant security deposits - net                                   (12,247)
     Increase (decrease) in liabilities
       Accounts payable                                                  10,254
       Tenant security deposits held in trust                             5,267
       Accrued interest payable                                          56,854
       Management fees payable                                           40,428
       Prepaid revenue                                                   (2,180)
                                                                      ---------

     Net cash provided by (used in) operating activities              $  46,134
                                                                      =========


                        See notes to financial statements

                                  Mortenson II
                           HUD Project No.: 074-36605

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The partnership was formed as a limited partnership under the laws of the State of Iowa on August 23, 1990, for the purpose of constructing and operating a rental housing project under Section 221(d)4 of the National Housing Act. The project consists of 104 units located in Ames, Iowa, and is currently operating under the name of Celtic Manor.

     Cash distributions are limited by agreements between the partnership and HUD to the extent of surplus cash as defined by HUD.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     RENTAL PROPERTY

     Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method for buildings and accelerated methods for equipment. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of operations. Estimated service lives are as follows:

                  Buildings                                  27.5 years
                  Building equipment - fixed                    7 years

     AMORTIZATION

     Loan costs are amortized over the term of the loan period using the straight-line method.

                                  Mortenson II
                           HUD Project No.: 074-36605

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES

     No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

     RENTAL INCOME

     Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and tenants of the property are operating leases.

NOTE C - MORTGAGE PAYABLE

     The mortgage note is co-insured by the Federal Housing Administration (FHA) and is collateralized by a deed of trust on the rental property. The note bears interest at the rate of 6.45%. Principal and interest are payable by the partnership in monthly installments of $28,949 through maturity in August 203 1. As of December 31, 1998 the outstanding balance on this loan is $4,727,200.

     Under agreements with the lender and FHA, the partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

     Aggregate maturities of mortgage payable are as follows:

      December 31, 1999                $  43,761
                   2000                   46,668
                   2001                   49,769
                   2002                   53,076
                   2003                   56,602
             Thereafter                4,477,324
                                ----------------
                                      $4,727,200
                                ================

                                  Mortenson II
                           HUD Project No.: 074-36605

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1998


NOTE D - NOTES PAYABLE

     EQUITY LOAN

     An equity loan of $577,885 has been provided by Capital Mortgage Plus L.P. to fund construction costs of the project and the mortgage buydown escrow. The loan is noninterest bearing and matures in August 2031. The loan is secured by a conditional third mortgage, a security agreement and the mortgage buydown escrow.

     SUBORDINATED PROMISSORY NOTE

     The partnership has executed a subordinated promissory note which requires additional interest payments on the mortgage loan from Capital Mortgage Plus L.P. The note is secured by a second mortgage on the property, a security agreement and the mortgage buydown escrow. Effective January 1, 1995, the note provides for a cumulative annual yield of 9.4% on the outstanding principal of the mortgage loan and requires payment of interest equal to the prior year's annual yield shortfall (as defined in the note) plus 30% of all remaining excess cash. The interest payment is also limited to 50% of excess cash for the prior year. Prior to January 1, 1995, the cumulative annual yield rate was 10.95%. The obligation to make payments under this note commenced on final endorsement of the mortgage (February 4, 1992) and ends in August 2031.

     As additional security for this note, the partners have executed an additional interest guaranty whereby the general partner has guaranteed to fund the interest due under this note calculated at an alternative interest rate referred to as the "default rate" of 8.43%. Interest of $96,930 was accrued during 1998 at this default rate and $310,583 of interest remains payable at December 31, 1998. Prior to January 1, 1995, the default rate was 9.84%. As of December 31, 1998, unpaid interest of $284,709 at this rate is payable from capital proceeds. The general partner has also guaranteed payment of interest up to the lesser of the management fee or interest calculated at the default rate. The general partner has also agreed to utilize funds to pay the interest which would otherwise be used to pay the management fee. During 1998, interest of $39,835 was paid.

     The loans are secured by deeds of trust on the property. The liability of the partnership is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

                                  Mortenson II
                           HUD Project No.: 074-36605

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1998

NOTE E - MANAGEMENT FEE

     The property is managed by Ev Cochrane and Associates, an affiliate of the general partner. The current management agreement provides for a management fee of 5% of monthly rental collections. The fee charged to operations in 1998 was $40,428. Operating funds which would have been used to pay the management fee were instead utilized to pay interest on the subordinated promissory note. During 1998, payment of $40,428 of management fees was deferred.

     An affiliate of the general partner also charged a bookkeeping fee of $6,000 for the year.

                            SUPPLEMENTAL INFORMATION
                         SUPPORTING DATA REQUIRED BY HUD

                                  Mortenson II
                           HUD Project No.: 074-36605

                            SUPPLEMENTAL INFORMATION

                         SUPPORTING DATA REQUIRED BY HUD
                                December 31, 1997

RESERVE FOR REPLACEMENTS

     In accordance with the provisions of the regulatory agreement, restricted cash is held by Related Mortgage Corporation to be used for replacement of property with the approval of HUD as follows:

Balance at December 31, 1997                                          $  87,695
Total monthly deposits                                                   20,439
Other deposits - interest income                                          4,344
Approved withdrawals                                                    (12,183)
                                                                      ---------

Balance at December 31, 1998                                          $ 100,295
                                                                      =========

                  See accompanying independent auditors' report

                                  Mortenson II
                           HUD Project No.: 074-36605

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD
                                December 31, 1998

        COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL RECEIPTS

Part A - Compute Surplus Cash
      Cash (Accounts 1110, 1120,1191,.1192)                                          $ 94,326
      Tenant subsidy vouchers due for period covered by financial statements               --
      Other (describe in detail)                                                           --
                                                                                     --------

          Total Cash                                                                   94,326
                                                                                     --------

      Accrued mortgage interest payable                                              $ 25,408
      Delinquent mortgage principal payments                                               --
      Delinquent deposits to reserve for replacements                                      --
      Accounts payable (due within 30 days) (Account 2110, 2116)                       11,486
      Loans and notes payable (due within 30 days)                                         --
      Deficient Tax Insurance of MIP escrow deposits                                    5,389
      Accrued Expenses (not escrowed)                                                      --
      Prepaid Rents (Account 2210)                                                      1,600
      Tenant security deposits liability (Account 2191)                                60,561
      Other current obligations (describe in detail)                                       --
                                                                                     --------

          Less Total Current Obligations                                              104,444
                                                                                     --------

          Surplus cash (deficiency)                                                  $ 10,118
                                                                                     ========

Part B - Compute Distributions to Owners and Required Deposit to Residual Receipts
      Surplus Cash                                                                   $     --
                                                                                     --------
Limited Dividend Projects
      Annual Distribution Earned During Fiscal Period Covered by the Statement             --
      Distribution Accrued and Unpaid as of the Prior Fiscal Period                        --
      Distributions Paid During - Fiscal Period Covered by Statement                       --

      Amount remaining as distribution earned but unpaid                                   --

      Amount Available for Distribution During Next Fiscal Period                    $     --
                                                                                     ========

      Deposits due to residual receipts reserve                                      $     --
                                                                                     ========


                 See accompanying independent auditors' report


                                                Mortenson II
                                         HUD Project No.: 074-36605

                                    SUPPLEMENTAL INFORMATION - CONTINUED

                                      SUPPORTING DATA REQUIRED BY HUD

                                             December 31. 1998


                                                                     Assets
                                      ---------------------------------------------------------------------
                                      Balance 12/31/97     Additions        Deductions     Balance 12/31/98
                                      ----------------  ----------------  ---------------  ----------------
Land                                  $         42,101  $              0  $             0  $        42,101
Buildings                                    5,007,451                 0                0        5,007,451
Building equipment - fixed                     159,623                 0                0          159,623
Building equipment - portable                        0                 0                0                0
Furniture for project/tenant use                     0                 0                0                0
Furnishings                                          0                 0                0                0
Office furniture and equipment                       0                 0                0                0
Motor vehicles                                       0                 0                0                0
Miscellaneous fixed assets                           0                 0                0                0
                                      ----------------  ----------------  ---------------  ---------------
                                      $      5,209,175  $              0  $             0  $     5,209,175
                                      ================  ================  ===============  ===============
Accumulated depreciation                    (1,285,156)         (191,944)               0       (1,477,100)
                                      ================  ================  ===============  ===============

Total net book value                                                                           $ 3,732,075
                                                                                           ===============


                               See accompanying independent auditor's report

                                  Mortenson II
                           HUD Project No.: 074-36605

                            SUPPLEMENTAL INFORMATION

                         SUPPORTING DATA REQUIRED BY HUD

                                December 31, 1997


DETAIL OF ACCOUNTS - STATEMENT OF OPERATIONS
ADMINISTRATIVE EXPENSES (ACCOUNT NO. 6390)

Misc. admin exp. - Cable Television                          $     24,000
                                                             ============
                                                             $     24,000
                                                             ============



                  See accompanying independent auditors' report

                                  Mortenson II
                           HUD Project No.: 074-36605

                            SUPPLEMENTAL INFORMATION

                         SUPPORTING DATA REQUIRED BY HUD
                                December 31, 1997

OTHER INFORMATION
Total mortgage principal payments required during the audit year (12 monthly payments).
Applies to all direct loans and HUD-held and fully-insured mortgages. Any HUD-approved
second mortgages are included.                                                                  $   41,034
                                                                                                ==========

Total of 12 monthly deposits in the audit year made to the replacement reserve account, as required by the regulatory agreement, even if payments are temporarily suspended or
reduced.                                                                                        $   20,439
                                                                                                ==========

Replacement reserve and residual receipts reserve releases which are included as
expense items on the statement of operations.                                                   $   12,183
                                                                                                ==========

Project improvement reserve releases under the flexible subsidy program which are
included as expense items on the statement of operations.                                       $      N/A
                                                                                                ==========

Mortgage payable note detail (Section 236 only)
     Interest reduction payments from subsidy                                                   $      N/A
                                                                                                ==========

Related party transaction detail:
     None


                  See accompanying independent auditors' report

                             [GRAPHIC LOGO OMITTED]
                           REZNICK FEDDER & SILVERMAN

             Certified Public Accounts o A Professional Corporation

               Two Premier Plaza, 5th Floor o 5605 Glenridge Drive
               o Atlanta, Georgia 30342-1376 o Fax (404) 847-9495


                INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL



To the Partners
Mortenson II

         We have audited the financial statements of Mortenson II, as of and for the year ended December 31, 1998, and have issued our report thereon dated
February 17, 1999. We have also audited Mortenson II's compliance with requirements applicable to major HUD-assisted programs and have issued our report thereon dated February 17, 1999.

         We conducted our audits in accordance with generally accepted auditing standards, GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Mortenson II complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

         The management of the partnership is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control, errors, fraud or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design of controls may deteriorate.

                                      -26-

      Two Hopkins Plaza          4520 East West Highway         212 S. Tryon Street          745 Atlantic Avenue
         Suite 2100                     Suite 300                   Suite 1180                    Suite 800
  Baltimore, MD 21201-2911         Bethesda, Maryland        Charlotte, NC 28281-8100       Boston, MA 02111-2735
    Phone (410) 783-4900               20814-3319              Phone (704) 332-9100         Phone (617) 423-5855
     Fax (410) 727-0460           Phone (301) 652-9100          Fax (704) 332-6444           Fax (617) 423-6651
                                   Fax (301) 652-1848

         In planning and performing our audits of the partnership for the year ended December 31, 1998, we obtained an understanding of the design of relevant controls and determined whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the partnership's financial statements and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

         We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal controls that we considered relevant to preventing or detecting material noncompliance with specific requirements that are applicable to the partnership's HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

         Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal control and its operation that we consider to be material weaknesses as defined above.

         This report is intended for the information and use of the audit committee, management, others within the organization and the Department of Housing and Urban Development, and is not intended to be and should not be used by anyone other than these specified parties.

                           /s/ REZNICK FEDDER & SILVERMAN

Atlanta, Georgia
February 17, 1999

                             [GRAPHIC LOGO OMITTED]
                           REZNICK FEDDER & SILVERMAN

             Certified Public Accounts o A Professional Corporation

               Two Premier Plaza, 5th Floor o 5605 Glenridge Drive
               o Atlanta, Georgia 30342-1376 o Fax (404) 847-9495

                         INDEPENDENT AUDITORS' REPORT ON
                      COMPLIANCE WITH SPECIFIC REQUIREMENTS
                        APPLICABLE TO MAJOR HUD PROGRAMS

To the Partners
Mortenson II

         We have audited the financial statements of Mortenson II, as of and for the year ended December 31, 1998, and have issued our report thereon dated February 17, 1999.

         We have also audited Mortenson II's compliance with the specific program requirements governing federal financial reports; mortgage status; replacement reserve; security deposits; cash receipts and disbursements; distributions to owners; and management functions that are applicable to its major HUD-assisted programs for the year ended December 31, 1998. The management of Mortenson II is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

         We conducted our audit of compliance with specific program requirements in accordance with generally accepted auditing standards, GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Mortenson II's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, Mortenson II complied, in all material respects, with the specific program requirements that are applicable to its major HUD-assisted programs for the year ended December 31, 1998.

                                      -28-

      Two Hopkins Plaza          4520 East West Highway         212 S. Tryon Street          745 Atlantic Avenue
         Suite 2100                     Suite 300                   Suite 1180                    Suite 800
  Baltimore, MD 21201-2911         Bethesda, Maryland        Charlotte, NC 28281-8100       Boston, MA 02111-2735
    Phone (410) 783-4900               20814-3319              Phone (704) 332-9100         Phone (617) 423-5855
     Fax (410) 727-0460           Phone (301) 652-9100          Fax (704) 332-6444           Fax (617) 423-6651
                                   Fax (301) 652-1848

         This report is intended for the information and use of the audit committee, management, others within the organization and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

                           /s/ REZNICK FEDDER & SILVERMAN

Atlanta, Georgia
February 17, 1999

                             [GRAPHIC LOGO OMITTED]
                           REZNICK FEDDER & SILVERMAN

             Certified Public Accounts o A Professional Corporation

               Two Premier Plaza, 5th Floor o 5605 Glenridge Drive
               o Atlanta, Georgia 30342-1376 o Fax (404) 847-9495

                   INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                    WITH SPECIFIC REQUIREMENTS APPLICABLE TO
                       FAIR HOUSING AND NON-DISCRIMINATION

To the Partners
Mortenson II

         We have audited the financial statements of Mortenson II as of and for the year ended December 31, 1998, and have issued our report thereon dated February 17, 1999.

         We have applied procedures to test Mortenson II's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs for the year ended December 31, 1998.

         Our procedures were limited to the applicable procedures described in the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Mortenson II's compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

         The results of our test disclosed no instances of noncompliance that are required to be reported herein under GOVERNMENT AUDITING STANDARDS.

         This report is intended for the information and use of the audit committee, management, others within the organization, and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.


                           /s/ REZNICK FEDDER & SILVERMAN


Atlanta, Georgia
February 27, 1999

                                      -30-

      Two Hopkins Plaza          4520 East West Highway         212 S. Tryon Street          745 Atlantic Avenue
         Suite 2100                     Suite 300                   Suite 1180                    Suite 800
  Baltimore, MD 21201-2911         Bethesda, Maryland        Charlotte, NC 28281-8100       Boston, MA 02111-2735
    Phone (410) 783-4900               20814-3319              Phone (704) 332-9100         Phone (617) 423-5855
     Fax (410) 727-0460           Phone (301) 652-9100          Fax (704) 332-6444           Fax (617) 423-6651
                                   Fax (301) 652-1848

--------------------------------------------------------------------------------


HR II ASSOCIATES
Financial Statements
December 31, 1998




[LOGO]

--------------------------------------------------------------------------------
TANNER + Co.

                          [Letterhead of Tanner + Co.]

                                                INDEPENDENT AUDITORS' REPORT

To the Partners of
HR II Associates
Salt Lake City, Utah

We have audited the accompanying balance sheet of HR II Associates as of December 31, 1998 and the related statements of operations and changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HR II Associates as of December 31, 1998 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                            /s/ Tanner + Co.


Salt Lake City, Utah
February 12, 1999

--------------------------------------------------------------------------------
                                                               HR II ASSOCIATES
                                                                  Balance Sheet

                                                              December 31, 1998
--------------------------------------------------------------------------------

           Assets

Current assets:
    Cash                                                                     $  234,622
    Tenant receivables, net of allowance for doubtful accounts of $11,300        17,956
    Due from affiliates                                                         272,081
    Other current assets                                                        109,803
                                                                             ----------
               Total current assets                                             634,462

Rental property, net                                                          4,204,968
Intangible assets, net                                                          248,754
Other assets                                                                    179,417
                                                                             ----------
               Total assets                                                   5,267,601
                                                                             ==========
--------------------------------------------------------------------------------

           Liabilities and Partners' Deficit

Current liabilities:
    Current portion of long-term debt                                            25,178
    Accounts payable                                                            149,761
    Accrued liabilities                                                          78,006
                                                                             ----------
           Total current liabilities                                            252,945

Long-term debt                                                                5,881,260
                                                                             ----------
               Total liabilities                                              6,134,205
                                                                             ----------
Partners' Deficit                                                              (866,604)
                                                                             ----------
               Total liabilities and partners' deficit                       $5,267,601
                                                                             ==========


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                                1

--------------------------------------------------------------------------------
                                                               HR II ASSOCIATES
                       Statement of Operations and Changes in Partners' Deficit

                                                    Year Ended December 31,1998
--------------------------------------------------------------------------------

Revenue from rental operations:
    Rental                                                                   $1,034,073
    Other                                                                        19,561
                                                                             ----------
               Total revenues                                                 1,053,634
                                                                             ----------

Expenses from rental operations                                                 523,899
                                                                             ----------
               Income from rental operations                                    529,735
                                                                             ----------
Other income (expense):
    Interest income                                                               7,952
    Depreciation and amortization                                              (192,922)
    Interest expense                                                           (570,668)
                                                                             ----------
               Net other income (expense)                                      (755,638)
                                                                             ----------
               Net loss                                                        (225,903)
Partners' deficit, beginning of year                                           (640,701)
                                                                             ----------
Partners' deficit, end of year                                               $ (866,604)
                                                                             ==========


--------------------------------------------------------------------------------

See accompanying notes to financial statements.                                2

--------------------------------------------------------------------------------
                                                               HR II ASSOCIATES
                                                        Statement of Cash Flows

                                                   Year Ended December 31, 1998
--------------------------------------------------------------------------------

Cash flow from operating activities:
    Net loss                                                                 $ (225,903)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                           192,922
        (Increase) decrease in:
           Tenant receivables                                                    (4,382)
           Due from affiliates                                                 (239,913)
           Other current assets                                                   2,920
           Other assets                                                         (24,670)
        (Decrease) increase in:
           Accounts payable                                                      61,134
           Accrued liabilities                                                   (3,277)
                                                                             ----------
               Net cash used in
               operating activities                                            (241,169)
                                                                             ----------

Cash flow from investing activities-
    purchase of property and equipment                                           (7,269)
                                                                             ----------
Cash flow from financing activities-
    payments on long-term debt                                                  (23,190)
                                                                             ----------
Decrease in cash                                                               (271,628)
Cash, beginning of year                                                         506,250
                                                                             ----------
Cash, end of year                                                            $  234,622
                                                                             ==========

    Cash paid during the years for:

        Interest                                                             $  570,827
                                                                             ==========

        Income taxes                                                         $       --
                                                                             ==========


--------------------------------------------------------------------------------

See accompanying notes to financial statements.                                3

--------------------------------------------------------------------------------
                                                               HR II ASSOCIATES
                                                  Notes to Financial Statements

                                                              December 31, 1998
--------------------------------------------------------------------------------

1. Description        HR II Associates, a Utah limited Partnership, (the
   of the             Partnership) was organized in 1989 for the purpose of
   Partnership        owning, maintaining, and operating the apartment complex
                      known as Holly Ridge Phase II, which consists of 144 rental units located in Gresham, Oregon. The property is managed by Overland Management and Realty Corporation under a management agreement. The apartment complex is financed with a loan which is insured by the U.S. Depart of Housing and Urban development (HUD), under section
                      221(d)(4) of the National Housing Act. The operating methods are regulated by HUD under the terms of a regulatory agreement.

2. Summary of         Concentration of Credit Risk
   Significant
   Accounting         Financial instruments which potentially subject the
   Policies           Partnership to concentration of credit risk consist
                      primarily of tenant rents receivable. The Partnership maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

                      The Partnership maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                      Cash and Cash Equivalents

                      For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

                      Rental Property

                      Land, building, and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives ranging from 5 - 40 years. Major additions and improvements are capitalized while minor replacements, maintenance, and repairs, which do not include the useful lives of the property are expensed as incurred.

                      Intangible Assets

                      Intangible assets consists of costs incurred in obtaining the financing of the building and are amortized over the term of the loan. Accumulated amortization was $33,187 at December 31, 1998.


--------------------------------------------------------------------------------
                                                                              4

--------------------------------------------------------------------------------
                                                               HR II ASSOCIATES
                                                  Notes to Financial Statements
                                                                      Continued

--------------------------------------------------------------------------------

2. Summary of         Rental Revenue
   Significant
   Accounting         The rental property is generally leased to tenants under
   Policies           6-month noncancelable operating leases. Rental revenue is
   Continued          recognized on a straight line basis over the terms of the
                      leases net of provisions for uncollectible amounts. Tenant security deposits are recognized as income when forfeited.

                      Cost Allocation

                      On March 1, 1993, the Partnership entered into a cross easement agreement with Holly Ridge Associates, an entity which owns Phase I of Holly Ridge. Holly Ridge Phase I is located on property adjacent to the Phase II property. The two phases share common amenities such as the exercise facilities, sauna, tanning beds, swimming pools, tennis courts, maintenance building, etc. In addition, the same management company (Overland Management Corporation) manages both projects. Under the terms of the agreement, joint costs of the two phases are allocated based on the number of units in each phase.

                      Management Fee

                      The Partnership pays a management fee to Overland Management Corporation equal to 4% of defined gross revenues.

                      Management's Estimates

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, and the amount of any contingent assets or liabilities disclosed in the financial statements. Actual results could differ from the estimates made.

                      Income Taxes

                      Under the provision of the Internal Revenue Code and applicable state laws, the Partnership is not directly subject to income taxes; the results of its operations are includable in the tax returns of its partners. Therefore, no provision for income tax expense has been included in the accompanying financial statements.

3. Related            The Partnership has accounts receivable from individuals
   Party              and entities related to the general partner in the amount
   Transactions       of $272,081 at December 31, 1998, respectively. These
                      amounts are related to funds advanced to the related entities.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                               HR II ASSOCIATES
                                                  Notes to Financial Statements
                                                                      Continued

--------------------------------------------------------------------------------




3. Related            A general partner of HR II Associates is also
   Party              vice-president of Overland Management Corporation.
   Transactions       Overland Management Corporation provides services for the
   Continued          Partnership, which include accounting services and
                      management functions. The management fee paid to Overland Management Corporation for the year ended
                      December 31, 1998 was $41,763. In addition approximately
                      $408,000, was paid to Overland Management Corporation to reimburse costs of payroll, payroll taxes and workman's compensation insurance expenses for their employees who provide on-site labor and management services to the Partnership. At December 31, 1998, the Partnership's accounts payable and accrued liabilities include
                      $10,845, respectively, payable to Overland Management
                      Corporation for these expenses.


4. Rental             Rental property, is comprised of the following:
   Property

                          Land and improvements                          $  242,044
                          Buildings                                       4,475,452
                          Furniture, fixtures, and equipment                352,681
                                                                         ----------
                                                                          5,070,177

                          Less accumulated depreciation                    (865,209)
                                                                         ----------

                                                                         $4,204,968
                                                                         ==========


--------------------------------------------------------------------------------
                                                                              6

--------------------------------------------------------------------------------
                                                               HR II ASSOCIATES
                                                  Notes to Financial Statements
                                                                      Continued

--------------------------------------------------------------------------------

5. Other              Other assets consist of escrows and reserves held by
   Assets             others in connection with the HUD Regulatory agreement or
                      long-term debt financing in the current of $179,417.

6. Long-Term          Long-term debt consists of the following:
   Debt

                      HUD-insured mortgage payable to a financial institution
                      due in monthly payments of $37,921 including interest at
                      8.25%. The mortgage is secured by real property and is
                      due in 2034                                                 $ 5,222,038

                      Non-interest equity loan payable to a financial
                      institution payable upon the maturity of the HUD-insured
                      mortgage                                                        684,400
                                                                                  -----------
                                 Total long-term debt                               5,906,438
                                 Less current portion                                  25,178
                                                                                  -----------
                                                                                  $ 5,881,260
                                                                                  ===========

                      Future maturities of long-term debt are as follows:

                          Year Ended December 31:

                                     1999                                         $    25,178
                                     2000                                              27,335
                                     2001                                              29,677
                                     2002                                              32,221
                                     2003                                              34,982
                                     Thereafter                                     5,757,045
                                                                                  -----------

                                                                                  $ 5,906,438
                                                                                  ===========


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                               HR II ASSOCIATES
                                                  Notes to Financial Statements
                                                                      Continued

--------------------------------------------------------------------------------

7. Commitment         The Partnership entered into an agreement in March 1993
   and                with an entity which provided funds for certain costs in
   Contingency        connection with the construction of the Project. Under the terms of the agreement, the Partnership is obligated to pay additional interest amounts to this entity from the proceeds of events such as sale or refinancing of the Project.


8. Fair Value of      None of the Partnership's financial instruments are held
   Financial          for trading purposes. The Partnership estimates that the
   Instruments        fair value of all financial instruments at December 31,
                      1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Partnership using available market information and appropriate valuating methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realized in a current market exchange.


--------------------------------------------------------------------------------

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


Signature                  Title                    Date



                                President
                                (principal executive officer)
/s/ J. Michael Fried             and Director of CIP Associates, Inc.
J. Michael Fried                (the General Partner of the Registrant)
                                                        April 5, 1999



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