Form 10-Q
period 1999-03-31
CAPITAL MORTGAGE PLUS L P
filed 1999-05-07
CIK 845875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No  ____

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

              March 31,                    December 31,
                  1999                            1998

ASSETS

Investments in mortgage loans
  (Note 2)          $21,949,594          $22,031,917
Cash and cash equivalents          913,998          5,491,915
Accrued interest receivable
  (net of allowance of $683,194
  and $683,194, respectively)          420,876          344,034
Loan origination costs
  (net of accumulated
  amortization of $144,616
  and $139,888, respectively)               689,333               694,061

Total assets          $23,973,801          $28,561,927

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and other
  liabilities          $      26,227          $      20,674
Due to general partner and
  affiliates (Note 3)                78,796                61,592

Total liabilities              105,023                82,266

Partners' capital (deficit):
Limited Partners (1,836,660 BACs
  issued and outstanding)          24,014,546          28,578,664
General Partner              (145,768)                (99,003)

Total partners' capital          23,868,778          28,479,661

Total liabilities and partners'
  capital          $23,973,801          $28,561,927

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF INCOME
(Unaudited)

       Three Months Ended
                March 31,
        1999                  1998

Revenues
Interest income:
Mortgage loans (Note 2)          $496,924          $666,648
Temporary investments          33,353          1,762
Other income              1,463                 363

Total revenues          531,740          668,773

Expenses
General and administrative          23,235          2,747
General and administrative-
  related parties (Note 3)          46,881          54,268
Amortization             54,760            70,050

Total expenses          124,876          127,065

Net income          $406,864          $541,708

Allocation of Net income:

Limited Partners          $398,727          $530,874

General Partner          $    8,137          $  10,834

Net income per BAC          $         .22          $        .29

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF CHANGES IN
PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                       Limited          General
       Total          Partners          Partner
Partners' capital
  (deficit) -
  January 1, 1999  $28,479,661     $28,578,664      $ (99,003)
Net income          406,864          398,727          8,137
Distributions      (5,017,747)      (4,962,845)      (54,902)
Partners' capital
  (deficit) -
  March 31, 1999    $23,868,778     $24,014,546      $(145,768)

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

       Three Months Ended
                March 31,
        1999                  1998

Cash flows from operating activities:

Net income          $ 406,864          $ 541,708

Adjustments to reconcile net income
  to net cash provided
  by operating activities:

Amortization expense          54,760          70,050
Amortization of interest rate buydown          (363)          (363)
(Increase) decrease in accrued interest
  receivable          (76,842)          46,422
Increase in accounts payable
  and other liabilities          5,553          1,513
Increase in due to general partner
  and affiliates                17,204                54,279

Net cash provided by operating
  activities              407,176             713,609

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                32,654              36,053

Cash flows from financing activities:
Distributions to partners          (5,017,747)           (661,391)

Net (decrease) increase in cash and
  cash equivalents          (4,577,917)          88,271

Cash and cash equivalents at
  beginning of period             5,491,915          217,902

Cash and cash equivalents at
  end of period          $      913,998          $306,173

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of March 31, 1999, the results of operations and its cash flows for the three months ended March
31, 1999 and 1998. However, the operating results for the three months ended March 31, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partner-ship's Annual Report on Form 10-K for the year ended December 31, 1998.


CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(Unaudited)
Note 2  - Investments in Loans

The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325, one of which was repaid on December 16, 1998.

Information relating to investments in mortgage loans and equity loans as of March 31, 1999 is as follows:
             No. of
             Apart      Date of      Final
Property/    -ment      Invest-      Maturity
Location      Units       ment         Date
Mortenson       104      8/90      8/30
Manor
Apts./
Ames, IA

Windemere       204      9/90      9/30
Apts./
Wichita, KS

Fieldcrest III       112      8/91      8/31
Apts./
Dothan, AL

Holly Ridge II       144      3/93      3/33
Apts./
Gresham, OR

Total


                                                          Amounts Advanced
                                            Total         Investments      Investments
Property/      Mortgage                     Amounts       in Loans at       in Loans at
Location       Loans      Equity Loans      Advanced      3/31/99 (E)      12/31/98 (E)
Mortenson       $ 4,974,090      $  577,885      $ 5,551,975      $ 4,897,111      $ 4,919,828
Manor
Apts./
Ames, IA

Windemere       8,110,300      736,550      8,846,850      8,089,205      8,116,356
Apts./
Wichita, KS

Fieldcrest III       3,343,700      383,300      3,727,000      3,407,518      3,419,612
Apts./
Dothan, AL

Holly Ridge II         5,310,100         684,400        5,994,500      5,555,760      5,576,121
Apts./
Gresham, OR

Total
      $21,738,190      $2,382,135      $24,120,325      $21,949,594      $22,031,917

                     Interest earned by the Partnership during 1999
                Non-contingent                             Contingent
                                                        Cash Flow
                              Default      Annual       Partici-
             Base Interest    Interest     Yield        pation        Total
Property/      Amount/        Amount/      Amount/      Amount/       Interest
Location       Rate (A)       Rate (B)     Rate (C)     Rate (D)      Earned
Mortenson       $ 75,286      $23,364      $0      $0      $ 98,650
Manor      6.45%      1.98%      .97%      30.00%
Apts./
Ames, IA

Windemere       156,279      31,452      0      0      187,731
Apts./      7.95%      1.60%      1.08%      30.00%
Wichita, KS

Fieldcrest III       70,784      11,661      0      0
Apts./      8.68%      .07%      1.36%      30.00%      82,445
Dothan, AL

Holly Ridge II       105,991      22,107      N/A      0      128,098
Apts./      8.125%      1.00%      .64%      30.00%
Gresham, OR

Total
      $408,340      $88,584      $0      $0      $496,924


(A) Base interest on the Mortgages is that amount that is in-sured/co-insured by HUD and is being shown net of servicing fees.

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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $21,045,735 and $903,859 at March 31, 1999 and $21,078,025 and $953,892, respectively, at December 31, 1998.

Investments in loans
  January 1, 1998                    $27,085,493

Additions:
  Fieldcrest III discount amortization          1,452

Deductions:
  Amortization of equity loans          (254,511)
  Collection of principal - Mortenson          (41,034)
            - Windemere          (44,937)
            - Fieldcrest III          (15,410)
            - Holly Ridge          (23,190)
            - Willow Trace          (4,307,688)
  Collection of principal - Equity loan
            - Willow Trace             (368,258)
                      (5,055,028)
Investments in loans
  December 31, 1998:                    22,031,917

Additions:
  Fieldcrest III discount amortization          363

Deductions
  Amortization of equity loans          (50,032)
  Collection of principal - Mortenson          (10,678)
            - Windemere          (11,807)
            - Fieldcrest III          (4,067)
            - Holly Ridge                 (6,102)
                           (82,686)

Investments in loans March 31, 1999          $21,949,594

The Mortenson and Windemere Mortgages are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III and Holly Ridge are in-sured by HUD.

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

At March 31, 1999, all of the loans due to the Partnership are cur-rent with respect to their FHA Mortgage obligations. Mortenson has not paid approximately $553,000 of default interest due for the years ended December 31, 1993 to December 31, 1998, and Win-demere has not paid its default interest of approximately $130,000 for the year ended December 31, 1996 resulting in an allowance for uncollectability relating to the default interest amounting to ap-proximately $683,000 at both March 31, 1999 and December 31,
1998.

Note 3 - Related Parties

The costs incurred to related parties for the three months ended
March 31, 1999 and 1998 were as follows:

                                            Three Months Ended
                                                March 31,
                                         1999                  1998
Partnership management fees (a)          $  31,592          $  38,266
Expense reimbursement (b)                   15,289            16,002

Total general and administrative-
  related parties                        $  46,881          $  54,268

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. Partnership management fees owed to the General Partner amounting to approximately $32,000 were accrued and unpaid at both March 31, 1999 and December 31, 1998.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partner-ship Agreement. An affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC receives a mortgage insurance premium which is paid by the mortgagors.

Note 4 - Subsequent Event

It is anticipated that during May 1999, a distribution of approxi-mately $397,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 1999 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations.

Capital Resources and Liquidity

Sources of Partnership funds included interest earned on (1) in-vestments in mortgage loans and (2) the working capital reserve.

During the three months ended March 31, 1999, cash and cash equivalents of the Partnership decreased by approximately $4,578,000. Cash provided by operating activities and receipt of principal payments on mortgage loans were approximately
$440,000, and distributions paid to partners approximated $5,018,000. Included in the adjustments to reconcile the net in-come to cash provided by operating activities is amortization of approximately $54,000.

Distributions for 1999 are anticipated to be at a level equal to 5% per annum based on the original BAC price of $20 less the $2.45 per BAC (the special distribution from disposition proceeds deemed a return of capital). Subject to the future performance of the Partnership's investments and results of operation, the General Partner anticipates that there will be sufficient cash from opera-tions generated to cover expenses in 1999 and to fund future dis-tributions at this reduced level.

A distribution of approximately $4,963,000 was made to the lim-ited partners or BACs holders during the three months ended
March 31, 1999, primarily from the Willow Trace repayment pro-ceeds ($2.45 per BAC) which is considered to be a return of capital. A distribution of approximately $648,000 was made to the limited partners or BACs holders for the three months ended March 31, 1998, from adjusted cash flow from operations and, to a lesser extent, from working capital reserves, (which is also considered to be a return of capital). A total of approximately $55,000 and $13,000 was distributed to the General Partner during the three months ended March 31, 1999 and 1998, respectively.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Man-agement believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's investments in mortgage loans are insured or co-insured by HUD and a private mortgage lender (which is an affili-ate of the General Partner). The Partnership's investments in un-insured non-interest bearing equity loans (which represent ap-proximately 10% of the Partnership's portfolio) are secured by a Partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing up-swings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national econ-omy.

Results of Operations

Three months ended March 31, 1999 compared with three months ended March 31, 1998

Results of operations for the three months ended March 31, 1999 and 1998 consisted primarily of interest income earned from in-vestment in mortgage loans of approximately $497,000 and $667,000 respectively.

Interest income from mortgage loans decreased approximately
$170,000 for the three months ended March 31, 1999, as compared to the same period in 1998 primarily due to the decrease in interest received from the Willow Trace mortgage which was repaid De-cember 1998.

Interest income from temporary investments increased approxi-mately $32,000 for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to higher cash and cash equivalents balances in the first quarter 1999 from the repayment of the Willow Trace mortgage. Such balances were reduced significantly for the distribution on February 15th.

General and administrative increased approximately $20,000 for the three months ended March 31, 1999, as compared to the same period in 1998 primarily due to increase in legal and printing ex-penses.

General and administrative-related parties decreased approxi-mately $7,000 for the three months ended March 31, 1999, as com-pared to the same period in 1998 primarily due to a decrease in Partnership management fees payable to the General Partner due to the Willow Trace Loan repayment in 1998.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the Part-nership are not being charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week at January
1, 2000. The Partnership contingency plan is to have a complete backup done on December 31, 1999 and both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be Year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assur-ances from a majority of its third parties with which it interacts that they have addressed the Year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Part-nership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

PART II.  OTHER INFORMATION



Item 1.	Legal Proceedings

	There are no material legal proceedings pending against or involving the Partnership.

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		27	Financial Data Schedule (filed herewith).

	(b)	Current report on Form 8-K dated December 17, 1998
was filed on January 4, 1999 relating to the Willow Trace Mort-gage and Equity Loan repayment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAPITAL MORTGAGE PLUS L.P.


	By:	CIP ASSOCIATES, INC.
		General Partner

Date:  May 6, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes
			Senior Vice President
			(Principal Financial Officer)

Date:  May 6, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps
			Treasurer
			(Principal Accounting Officer)