Form 10-Q
period 1999-06-30
CAPITAL MORTGAGE PLUS L P
filed 1999-07-28
CIK 845875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                     June 30,            December 31,
                                      1999                   1998

ASSETS

Investments in mortgage loans
  (Note 2)                          $21,866,645          $22,031,917
Cash and cash equivalents               986,520            5,491,915
Accrued interest receivable
  (net of allowance of $683,194
  and $683,194, respectively)           397,490              344,034
Loan origination costs
  (net of accumulated
  amortization of $149,344
  and $139,888, respectively)           684,605              694,061

Total assets                        $23,935,260          $28,561,927

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and other
  liabilities                   $         6,666          $    20,674
Due to general partner and
  affiliates (Note 3)                    67,575               61,592

Total liabilities                        74,241               82,266

Partners' capital (deficit):
Limited Partners (1,836,660 BACs
  issued and outstanding)            24,006,942           28,578,664
General Partner                        (145,923)             (99,003)

Total partners' capital              23,861,019           28,479,661

Total liabilities and
  partners' capital                 $23,935,260          $28,561,927

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF INCOME
(Unaudited)

                          Three Months Ended             Six Months Ended
                                June 30,                     June 30,
                          1999          1998             1999        1998

Revenues
Interest income:
Mortgage loans
  (Note 2)             $498,286        $602,537      $  995,210    $1,269,185
Temporary
  investments             8,938           3,239          42,291         5,001
Other income              1,063             463           2,526           826

Total revenues          508,287         606,239       1,040,027     1,275,012

Expenses
General and
  administrative          4,251          27,931          27,487        30,677
General and
  administrative-
  related parties
  (Note 3)               51,470          49,267          98,351       103,535
Amortization             54,761          70,049         109,520       140,100

Total expenses          110,482         147,247         235,358       274,312

Net income             $397,805        $458,992     $   804,669    $1,000,700

Allocation of Net
  income:

Limited Partners       $389,849        $449,812     $   788,576   $   980,686

General Partner      $    7,956      $    9,180    $     16,093  $     20,014

Net income per BAC   $     0.21      $     0.24    $       0.43  $        .53
See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF CHANGES IN
PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                             Limited              General
                          Total              Partners             Partner
Partners' capital
  (deficit) -
  January 1, 1999       $28,479,661          $28,578,664          $ (99,003)
Net income                  804,669              788,576             16,093
Distributions            (5,423,311)          (5,360,298)           (63,013)
Partners' capital
  (deficit) -
  June 30, 1999         $23,861,019          $24,006,942          $(145,923)

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Six Months Ended
                                                    June 30,
                                            1999                  1998

Cash flows from operating activities:

Net income                               $    804,669          $ 1,000,700

Adjustments to reconcile net income
  to net cash provided
  by operating activities:

Amortization expense                          109,520              140,100
Amortization of interest rate buydown            (726)                (726)
Increase in accrued interest
  receivable                                  (53,456)             (56,716)
(Decrease) increase in accounts payable
  and other liabilities                       (14,008)               7,857
Increase in due to general partner
  and affiliates                                5,983               65,295

Net cash provided by operating
  activities                                  851,982            1,156,510

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                        65,934               74,696

Cash flows from financing activities:
Distributions to partners                  (5,423,311)          (1,123,556)

Net (decrease) increase in cash and
  cash equivalents                         (4,505,395)             107,650

Cash and cash equivalents at
  beginning of period                       5,491,915              217,902

Cash and cash equivalents at
  end of period                          $    986,520         $    325,552

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. However, the operating results for the six months ended
June 30, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partner-ship's Annual Report on Form 10-K for the year ended December 31, 1998.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(Unaudited)
Note 2  - Investments in Loans
The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325, one of which was repaid on December 16, 1998.
Information relating to investments in mortgage loans and equity loans as of
June 30, 1999 is as follows:
                  No. of         Date            Final
Property/         Apartment      of Invest-      Maturity
Location          Units          ment            Date
Mortenson         104            8/90            8/30
Manor
Apts./
Ames, IA
Windemere         204            9/90            9/30
Apts./
Wichita, KS
Fieldcrest III    112            8/91            8/31
Apts./
Dothan, AL
Holly Ridge II    144            3/93            3/33
Apts./
Gresham, OR
Total

                                   Amounts Advanced
                                       Total         Investments   Investments
Property/     Mortgage     Equity      Amounts       in Loans at   in Loans at
Location      Loans        Loans       Advanced      6/30/99 (E)   12/31/98(E)
Mortenson     $ 4,974,090  $  577,885  $  5,551,975  $  4,874,221  $ 4,919,828
Manor
Apts./
Ames, IA
Windemere       8,110,300     736,550     8,846,850     8,061,815    8,116,356
Apts./
Wichita, KS
Fieldcrest III  3,343,700     383,300     3,727,000     3,395,335    3,419,612
Apts./
Dothan, AL
Holly Ridge II  5,310,100     684,400     5,994,500     5,535,274    5,576,121
Apts./
Gresham, OR
Total
              $21,738,190  $2,382,135   $24,120,325   $21,866,645  $22,031,917

                     Interest earned by the Partnership during 1999
                  Non-contingent              Contingent
                Base      Default   Annual     Cash Flow
                Interest  Interest  Yield      Participation   Total
Property/       Amount/   Amount/   Amount/    Amount/         Interest
Location        Rate (A)  Rate (B)  Rate (C)   Rate (D)        Earned
Mortenson       $150,399  $ 46,935     $0      $0              $197,334
Manor              6.45%     1.98%   .97%      30.00%
Apts./
Ames, IA
Windemere        312,321    63,205      0      0                375,526
Apts./             7.95%     1.60%  1.08%      30.00%
Wichita, KS
Fieldcrest III   141,477    23,437      0      1,868            166,782
Apts./             8.68%      .07%  1.36%      30.00%
Dothan, AL
Holly Ridge II   211,855    43,713    N/A      0                255,568
Apts./            8.125%     1.00%   .64%      30.00%
Gresham, OR
Total
                $816,052  $177,290     $0      $1,868          $995,210

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

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Fieldcrest III provided sufficient cash flow in 1998 to pay the Partnership a participation during 1998.

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $21,012,817 and $853,828 at June 30, 1999 and $21,078,025 and $953,892, respectively, at December 31, 1998.

Investments in loans
  January 1, 1998                                        $27,085,493

Additions:
  Fieldcrest III discount amortization                         1,452

Deductions:
  Amortization of equity loans                              (254,511)
  Collection of principal - Mortenson                        (41,034)
                      - Windemere                            (44,937)
                      - Fieldcrest III                       (15,410)
                      - Holly Ridge                          (23,190)
                      - Willow Trace                      (4,307,688)
  Collection of principal - Equity loan
                      - Willow Trace                        (368,258)
                                                          (5,055,028)
Investments in loans
  December 31, 1998:                                      22,031,917

Additions:
  Fieldcrest III discount amortization                           726

Deductions
  Amortization of equity loans                              (100,064)
  Collection of principal - Mortenson                        (21,528)
                      - Windemere                            (23,852)
                      - Fieldcrest III                        (8,224)
                      - Holly Ridge                          (12,330)
                                                            (165,998)

Investments in loans June 30, 1999                       $21,866,645

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

At June 30, 1999, all of the loans due to the Partnership are current with respect to their FHA Mortgage obligations. Mortenson has not paid approximately $553,000 of default interest due for the years ended December 31, 1993 to December 31, 1998, and Win-demere has not paid its default interest of approximately $130,000 for the year ended December 31, 1996 resulting in an allowance for uncollectability relating to the default interest amounting to ap-proximately $683,000 at both June 30, 1999 and December 31,
1998.

Note 3 - Related Parties

The costs incurred to related parties for the three and six months ended June 30, 1999 and 1998 were as follows:
                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                             1999              1998     1999            1998
Partnership manage-
  ment fees (a)           $31,592       $38,267       $63,184       $  76,533
Expense reimburse-
  ment (b)                 19,878        11,000        35,167          27,002

Total general and
  administrative-
  related parties         $51,470       $49,267       $98,351        $103,535

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. Partnership management fees owed to the General Partner amounting to approximately $32,000 were accrued and unpaid at both June 30, 1999 and De-cember 31, 1998.

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

Note 4 - Subsequent Event

It is anticipated that during August 1999, a distribution of ap-proximately $397,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 1999 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations.

Capital Resources and Liquidity

Sources of Partnership funds included interest earned on (1) in-vestments in mortgage loans and (2) the working capital reserve.

During the six months ended June 30, 1999, cash and cash equivalents of the Partnership decreased by approximately $4,505,000. Cash provided by operating activities and receipt of principal payments on mortgage loans were approximately
$918,000, and distributions paid to partners were approximately $5,423,000 (of which $4,545,000 was a special distribution from disposition proceeds). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization of approximately $109,000.

Distributions for 1999 are anticipated to be at a level equal to 5% per annum based on the original BAC price of $20 less $2.45 per BAC (the special distribution from disposition proceeds deemed a return of capital). Subject to the future performance of the Part-nership's investments and results of operation, the General Partner anticipates that there will be sufficient cash from operations gen-erated to cover expenses in 1999 and to fund future distributions at this reduced level.

A distribution of approximately $5,360,000 was made to the lim-ited partners or BACs holders during the six months ended June 30, 1999, primarily from the Willow Trace repayment proceeds ($2.45 per BAC) which is considered to be a return of capital. A total of approximately $63,000 was distributed to the General Partner during the six months ended June 30, 1999.

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

Results of Operations

Three and six months ended June 30, 1999 compared with three and six months ended June 30, 1998

Results of operations for the three and six months ended June 30, 1999 and 1998 consisted primarily of interest income earned from investment in mortgage loans of approximately $498,000 and $603,000 and $995,000 and $1,269,000 respectively.

Interest income from mortgage loans decreased approximately $104,000 and $274,000 for the three and six months ended June 30, 1999, as compared to the same periods in 1998 primarily due to the decrease in interest received from the Willow Trace mortgage which was repaid December 1998.

Interest income from temporary investments increased approxi-mately $6,000 and $37,000 for the three and six months ended June 30, 1999 as compared to the same periods in 1998 primarily due to higher cash and cash equivalents from the repayment of the Wil-low Trace mortgage. The amount of interest income from tempo-rary investments was reduced significantly during the six months ended June 30, 1999, to provide the necessary funds for the distri-bution on February 15th.

General and administrative expenses decreased approximately $24,000 and $3,000 for the three and six months ended June 30, 1999, as compared to the same periods in 1998 primarily due to an overaccrual of accounting expenses in the first quarter of 1998 which was corrected in the third quarter of 1998.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded its computer information systems to be year 2000 compliant. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contin-gency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assur-ances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspon-dence. The Partnership relies heavily on third parties and is vul-nerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

PART II.  OTHER INFORMATION



Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		27	Financial Data Schedule (filed herewith).

	(b)	Current report on Form 8-K -
		No current report on form 8-K have been filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAPITAL MORTGAGE PLUS L.P.


	By:	CIP ASSOCIATES, INC.
		General Partner

Date:  July 28, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes
			Senior Vice President
			(Principal Financial Officer)

Date:  July 28, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps
			Treasurer
			(Principal Accounting Officer)