Form 10-Q
period 1999-09-30
CAPITAL MORTGAGE PLUS L P
filed 1999-10-21
CIK 845875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                            September 30,     December 31,
                                                1999             1998

ASSETS

Investments in mortgage loans
  (Note 2)                                   $21,783,054      $22,031,917
Cash and cash equivalents                      1,015,221        5,491,915
Accrued interest receivable
  (net of allowance of $683,194
  and $683,194, respectively)                    442,995          344,034
Loan origination costs
  (net of accumulated
  amortization of $154,072
  and $139,888, respectively)                    679,877          694,061

Total assets                                 $23,921,147      $28,561,927

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and other
  liabilities                                $     1,402      $    20,674
Due to general partner and
  affiliates (Note 3)                             74,593           61,592

Total liabilities                                 75,995           82,266

Partners' capital (deficit):
Limited Partners (1,836,660 BACs
  issued and outstanding)                     23,991,393       28,578,664
General Partner                                 (146,241)         (99,003)

Total partners' capital                       23,845,152       28,479,661

Total liabilities and partners' capital      $23,921,147      $28,561,927

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF INCOME
(Unaudited)

                   Three Months Ended             Nine Months Ended
                      September 30,                  September 30,
                  1999            1998           1999            1998

Revenues
Interest income:
Mortgage loans
  (Note 2)      $496,609      $  603,647      $1,491,819      $1,872,832
Temporary
  investments      9,154           3,310          51,445           8,311
Other income       2,258             563           4,784           1,389

Total revenues   508,021         607,520       1,548,048       1,882,532

Expenses
General and
  administrative  12,472           1,323          39,959          32,000
General and
  administrative-
  related parties
  (Note 3)        46,592          74,058         144,943         177,593
Amortization      54,761          70,050         164,281         210,150

Total expenses   113,825         145,431         349,183         419,743

Net income      $394,196      $  462,089      $1,198,865      $1,462,789

Allocation of Net
  income:

Limited
  Partners      $386,312      $  452,847      $1,174,888      $1,433,533

General
  Partner       $  7,884      $    9,242      $   23,977      $   29,256

Net income
  per BAC       $    .21      $      .25      $      .64      $      .78

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF CHANGES IN
PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                          Limited            General
                           Total          Partners           Partner
Partners' capital
  (deficit) -
  January 1, 1999      $28,479,661      $28,578,664      $   (99,003)
Net income               1,198,865        1,174,888           23,977
Distributions           (5,833,374)      (5,762,159)         (71,215)
Partners' capital
  (deficit) -
  September 30,
  1999                 $23,845,152      $23,991,393       $ (146,241)

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                  1999            1998

Cash flows from operating activities:

Net income                                     $1,198,865      $1,462,789

Adjustments to reconcile net income
  to net cash provided
  by operating activities:

Amortization expense                              164,281        210,150
Amortization of interest rate buydown              (1,089)        (1,089)
Increase in accrued interest
  receivable                                      (98,961)       (18,142)
Decrease in accounts payable
  and other liabilities                           (19,272)       (25,370)
Increase in due to general partner
  and affiliates                                   13,001        101,123

Net cash provided by operating
  activities                                    1,256,825      1,729,161

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                            99,855        116,062

Cash flows from financing activities:
Distributions to partners                      (5,833,374)    (1,590,787)

Net (decrease) increase in cash and
  cash equivalents                             (4,476,694)       254,736

Cash and cash equivalents at
  beginning of period                           5,491,915        217,902

Cash and cash equivalents at
  end of period                                $1,015,221    $   472,638

See Accompanying Notes to Consolidated Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of September 30, 1999, the results of operations for the three and nine months ended Septem-ber 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. However, the operating results for the nine months ended September 30, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partner-ship's Annual Report on Form 10-K for the year ended December 31, 1998.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)
Note 2  - Investments in Loans
The Partnership has funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325, one of which was repaid on December 16, 1998.
Information relating to investments in mortgage loans and equity loans as of September 30, 1999 is as follows:
                No. of   Date
                Apart-   of       Final
Property/       ment     Invest-  Maturity
Location        Units    ment     Date
Mortenson       104      8/90      8/30
Manor
Apts./
Ames, IA
Windemere       204      9/90      9/30
Apts./
Wichita, KS
Fieldcrest      112      8/91      8/31
III Apts./
Dothan, AL
Holly Ridge     144      3/93      3/33
II Apts./
Gresham, OR

Total

                                    Amounts Advanced
                                        Total       Investments   Investments
Property/      Mortgage     Equity      Amounts     in Loans at   in Loans at
Location        Loans       Loans       Advanced    9/30/99 (E)   12/31/98(E)
Mortenson   $ 4,974,090  $  577,885  $  5,551,975   $ 4,851,155   $ 4,919,828
Manor
Apts./
Ames, IA
Windemere     8,110,300     736,550     8,846,850     8,034,182     8,116,356
Apts./
Wichita, KS
Fieldcrest    3,343,700     383,300     3,727,000     3,383,059     3,419,612
III Apts./
Dothan, AL
Holly Ridge   5,310,100     684,400     5,994,500     5,514,658     5,576,121
II Apts./
Gresham, OR

Total       $21,738,190  $2,382,135   $24,120,325   $21,783,054   $22,031,917

                   Interest earned by the Partnership during 1999
                Non-contingent             Contingent
                                                       Cash Flow
                Base            Default    Annual      Partici-
                Interest        Interest   Yield       pation      Total
Property/       Amount/         Amount/    Amount/     Amount/     Interest
Location        Rate (A)        Rate (B)   Rate (C)    Rate (D)    Earned
Mortenson       $  225,337      $  70,708      $0          $0      $  296,045
Manor                6.45%          1.98%    .97%      30.00%
Apts./
Ames, IA
Windemere          468,119         95,259       0           0         563,378
Apts./               7.95%          1.60%   1.08%      30.00%
Wichita, KS
Fieldcrest         212,080         35,327       0       1,868         249,275
III Apts./           8.68%           .07%   1.36%      30.00%
Dothan, AL
Holly Ridge        317,591         65,530     N/A           0         383,121
II Apts./           8.125%          1.00%    .64%      30.00%
Gresham, OR

Total           $1,223,127       $266,824      $0      $1,868      $1,491,819

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

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Fieldcrest III provided sufficient cash flow in 1998 to pay the Partnership a participation during 1999.

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,984,961 and $798,093 at September 30, 1999 and $21,078,025 and $953,892, respectively, at December 31, 1998.

Investments in loans
  January 1, 1998                           $27,085,493

Additions:
  Fieldcrest III discount amortization            1,452

Deductions:
  Amortization of equity loans                 (254,511)
  Collection of principal - Mortenson           (41,034)
                          - Windemere           (44,937)
                          - Fieldcrest III      (15,410)
                          - Holly Ridge         (23,190)
                          - Willow Trace     (4,307,688)
  Collection of principal - Equity loan
                          - Willow Trace       (368,258)
                                             (5,055,028)
Investments in loans
  December 31, 1998:                         22,031,917

Additions:
  Fieldcrest III discount amortization            1,089

Deductions
  Amortization of equity loans                 (150,097)
  Collection of principal - Mortenson           (32,555)
                          - Windemere           (36,140)
                          - Fieldcrest III      (12,472)
                          - Holly Ridge         (18,688)
                                               (249,952)

Investments in loans September 30, 1999     $21,783,054

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

At September 30, 1999, all of the loans due to the Partnership are current with respect to their FHA Mortgage obligations. Morten-son has not paid approximately $553,000 of default interest due for the years ended December 31, 1993 to December 31, 1998, and Windemere has not paid its default interest of approximately $130,000 for the year ended December 31, 1996 resulting in an allowance for uncollectability relating to the default interest amounting to approximately $683,000 at both September 30, 1999 and December 31, 1998.

Note 3 - Related Parties

The costs incurred to related parties for the three and nine months ended September 30, 1999 and 1998 were as follows:
                         Three Months Ended             Nine Months Ended
                            September 30,                 September 30,
                         1999          1998           1999            1998
Partnership manage-
  ment fees (a)      $   31,592    $   38,266    $    94,776      $   114,799
Expense reimburse-
  ment (b)               15,000        35,792         50,167           62,794

Total general and
  administrative-
  related parties    $   46,592    $   74,058     $  144,943       $  177,593

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. Partnership management fees owed to the General Partner amounting to approximately $32,000 were accrued at both September 30, 1999 and December
31, 1998.

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

Note 4 - Subsequent Event

It is anticipated that during November 1999, a distribution of ap-proximately $397,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 1999 third quar-ter distribution.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations.

Capital Resources and Liquidity

Sources of Partnership funds included interest earned on (1) in-vestments in mortgage loans and (2) the working capital reserve.

During the nine months ended September 30, 1999, cash and cash equivalents of the Partnership decreased by approximately $4,477,000. Cash provided by operating activities and receipt of principal payments on mortgage loans were approximately
$1,356,000, and distributions paid to partners were approximately $5,833,000 (of which $4,545,000 was a special distribution from disposition proceeds). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization of approximately $163,000.

Distributions for 1999 are anticipated to be at a level equal to 5% per annum based on the original BAC price of $20 less $2.45 per BAC (the special distribution from disposition proceeds deemed a return of capital). Subject to the future performance of the Part-nership's investments and results of operation, the General Partner anticipates that there will be sufficient cash from operations gen-erated to cover expenses in 1999 and to fund future distributions at this level.

A distribution of approximately $5,762,000 was made to the lim-ited partners or BACs holders during the nine months ended Sep-tember 30, 1999, primarily from the Willow Trace repayment pro-ceeds ($2.45 per BAC) which is considered to be a return of capital. A total of approximately $71,000 was distributed to the General Partner during the nine months ended September 30, 1999.

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

Results of Operations

Three and nine months ended September 30, 1999 compared with three and nine months ended September 30, 1998

Results of operations for the three and nine months ended Sep-tember 30, 1999 and 1998 consisted primarily of interest income earned from investment in mortgage loans of approximately
$496,609 and $603,647 and $1,491,819 and $1,872,832, respectively.

Interest income from mortgage loans decreased approximately
$107,000 and $381,000 for the three and nine months ended Sep-tember 30, 1999, as compared to the same periods in 1998 primar-ily due to the decrease in interest income received from the Willow Trace mortgage which was repaid in December 1998.

Interest income from temporary investments increased approxi-mately $6,000 and $43,000 for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 pri-marily due to higher cash and cash equivalents from the repay-ment of the Willow Trace mortgage. The amount of interest in-come from temporary investments was reduced significantly during the nine months ended September 30, 1999, to provide the necessary funds for the distribution on February 15th.

General and administrative expenses increased approximately
$11,000 and $8,000 for the three and nine months ended Septem-ber 30, 1999, as compared to the same periods in 1998 primarily due to an increase in printing expenses.

General and administrative-related parties decreased approxi-mately $27,000 and $33,000 for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 pri-marily due to a decrease in expense reimbursements due to the General Partner and a decrease in partnership management fees in 1999 due to the repayment of the Willow Trace mortgage.

Amortization expense decreased approximately $15,000 and $46,000 for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998 primarily due to the repayment of the Willow Trace mortgage.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded its computer information systems to be year 2000 compliant. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contin-gency plan is to have: (i) a complete electronic backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

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

PART II.  OTHER INFORMATION



Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		27	Financial Data Schedule (filed herewith).

	(b)	Current report on Form 8-K -
		No current report on form 8-K has been filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAPITAL MORTGAGE PLUS L.P.


	By:	CIP ASSOCIATES, INC.
		General Partner

Date:  October 21, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes
			Senior Vice President
			(Principal Financial Officer)

Date:  October 21, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps
			Treasurer
			(Principal Accounting Officer)