Form 10-K
period 1999-12-31
CAPITAL MORTGAGE PLUS L P
filed 2000-04-13
CIK 845875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

	Beneficial Assignment Certificates

	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No  ___

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amend-ment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	Registrant's prospectus dated May 10, 1989, as supplemented July 7, 1989, January 8, 1990, February 9, 1990, May 18, 1990, and October 24, 1990, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securi-ties Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 26
Page 1 of 82

PART I

Item 1.  Business.

General

Capital Mortgage Plus L.P. (the "Registrant") is a limited partnership formed under the laws of the State of Delaware on November 23, 1988. The sole gen-eral partner of the Registrant is CIP Associates, Inc., a Delaware corpora-tion (the "General Partner"). The General Partner manages and controls the affairs of the Registrant. See Item 10, Directors and Executive Officers of the Registrant, below.

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

The Registrant originated federally insured and co-insured first mortgage construction and permanent loans ("Mortgages") to finance multi-family resi-dential rental properties ("Developments" and each a "Development") developed by unaffiliated entities. All base interest and initially at least 90% in the aggregate of the principal of the Mortgages in which the Registrant in-vests are insured or coinsured by the Department of Housing and Urban Devel-opment ("HUD") and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The remaining 10% of the Registrant's portfolio is com-prised of uninsured non-interest bearing equity loans made directly to the same developers as the Mortgages for, among other purposes, defrayal of cer-tain specific cash requirements of the properties. The Registrant made five mortgage loans in the aggregate amount of $26,158,190 and five non-interest bearing equity loans in the aggregate amount of $3,062,135 in connection with five multi-family projects. The mortgage and equity loan relating to the Willow Trace Apartments ("Willow Trace"), was repaid in full on December 16, 1998.

The Registrant is engaged solely in the business of investing in Mortgages and equity loans; therefore, presentation of industry segment information is not applicable.

For detailed financial information pertaining to the Registrant see Item 8, Financial Statements and Supplementary Data, below.

Investments

The following table lists the mortgage loans and equity loans as of February
29, 2000; it excludes the investment in Willow Trace which was repaid on De-
cember 16, 1998:
                                Original   Interest
                        Date of Mortgage   Rate on  Equity   Final
                        Invest-   Loan     Mortgage  Loan   Endorse-Term Occu-
Project        Location  ment  Amount(2)   Loan(1)  Amount    ment  (7)  pancy
Mortenson Manor Ames,    8/31/               8.43%-                  40
Apartments (3)  Iowa     1990  $ 4,974,090   9.4%   $  577,885 2/92 years 100%
Windemere       Wichita, 9/28/               9.62%-                  40
Apartments (4)  Kansas   1990    8,110,300  10.7%      736,550 7/92 years  83%
Fieldcrest III  Dothan,  8/27/               8.75%-                  40
Apartments (5)  Alabama  1991    3,343,700  10.11%     383,300 11/92years  92%
Holly Ridge II  Gresham, 3/16/               9.25%-                  40
Apartments (6)  Oregon   1993    5,310,100   9.89%     684,400 6/95 years  91%

                               $21,738,190          $2,382,135

(1) The minimum interest rate shown above includes interest payable under the first mortgage note plus additional interest payable pursuant to the terms of a Limited Operating Guaranty agreement for Fieldcrest III Apartments ("Fieldcrest") and Holly Ridge II Apartments ("Holly Ridge") and the Addi-tional Interest Guaranty agreements for Mortenson Manor Apartments ("Morten-son") and Windemere Apartments ("Windemere").

(2) The Mortenson and Windemere mortgage loans are co-insured by HUD and RMC. The Fieldcrest and Holly Ridge mortgage loans are fully insured by HUD. As of February 29, 2000, all loan amounts have been disbursed.

(3) Default Interest payments in the aggregate amount of approximately $648,000 for the years ended December 31, 1993 through 1999 have not been re-ceived and, as a result, the Registrant established an allowance for uncol-lectability which equals approximately $608,000 and $553,000 at December 31, 1999 and 1998, respectively.

(4) A Default Interest payment of $127,260 for the period January 1999 to December 1999 is expected to be received during the second quarter of 2000. The Default Interest payment of approximately $130,000 for the year ended De-cember 31, 1996 has not been received and as a result, the Registrant estab-lished an allowance for uncollectability which equals approximately $130,000 at December 31, 1999.

(5) A Contingent Interest payment of $47,201 for the period January 1999 to December 1999 is expected to be received during the second quarter of 2000.

(6) A Default and Contingent Interest payment of $52,095 and $35,224, re-spectively, for the period July 1999 to December 1999 is expected to be re-ceived during the second quarter of 2000.

 (7) All loans have call provisions effective ten years following final en-dorsement and a grace period. The Registrant, in order to enforce such pro-visions, would be required to terminate the mortgage insurance contract with FHA (and/or the coinsurer) not later than the accelerated payment date.
Since the exercise of such option would be at the Registrant's discretion, it is intended to be exercised only where the Registrant determines that the value of the Development has increased by an amount which would justify ac-celerating payment in full and assuming the risks of foreclosure if the mort-gagor failed to make the accelerated payment. The Registrant presently ex-pects to dispose of such loans within 10 to 15 years after acquisition.

The following is the interest income from mortgage loans as a percentage of total revenues.
                 1999    1998    1997
Mortenson        19%     13%     16%
Windemere        37      24      31
Fieldcrest       16      13      13
Holly Ridge      25      17      21
Willow Trace      0      20      18

Repayment of Mortgage Loan
On December 16, 1998, Willow Partners, Ltd. (the "Owner"), the owner of Wil-low Trace, prepaid the outstanding FHA Co-Insured Mortgage Loan (the "Mort-gage Loan") and equity loan (the "Equity Loan") in full. The Mortgage Loan and the Equity Loan were secured by a mortgage on the Willow Trace property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $5,372,859, including the $4,275,984 outstanding bal-ance of the Mortgage Loan, the $680,000 Equity Loan, a $213,799 prepayment premium (which is included in other income on the Statements of Income), and $203,076 of additional interest due pursuant to the loan documents.

On December 28, 1998, the Partnership used a portion of the repayment pro-ceeds to pay then current payables, including $344,000 of accrued Partnership management fees owed to the General Partner, and to replenish reserves. Of the balance of the repayment proceeds, $4,499,817 ($2.45 per BAC, as that term is defined below) was distributed to the BACs holders and $45,453 was distributed to the General Partner.

Competition
The Registrant's business is affected by competition to the extent that the underlying properties from which it is to derive interest and principal pay-ments may be subject to competition from neighboring properties. In particu-lar, the receipt of additional interest and the repayment of the equity loans, neither of which is insured or guaranteed by government or quasi-government agencies, is dependent upon the economic performance of the under-lying properties which could be adversely affected by competitive conditions.

Employees
The Registrant does not directly employ anyone. All services are performed for the Registrant by its General Partner and that entity's affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Registrant reimburses the General Partner and certain of its affiliates for expenses incurred in con-nection with the performance by their employees of services for the Regis-trant in accordance with the Partnership Agreement.

Item 2.  Properties.

The Registrant does not own or lease any property.

Item 3.  Legal Proceedings.

There are no material legal proceedings pending against or involving the Reg-istrant.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of December 31, 1999, the Registrant had issued and outstanding 1,836,660 limited partnership interests ("Limited Partnership Interests"). All of the issued and outstanding Limited Partnership Interests are issued to Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which has issued Beneficial Assignment Certificates ("BACs"). Each BAC represents all of the economic and virtually all of the material ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BACs. There is currently no established public trading market for BACs and it is not antici-pated that BACs will be listed for trading on any securities exchange or in-cluded for quotation on the Nasdaq National Market.

All of the Registrant's general partnership interests, representing an aggre-gate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions upon the Registrant's present or fu-ture ability to make distributions in accordance with the provisions of the Registrant's Amended and Restated Agreement of Limited Partnership.

Distribution Information

Cash distributions per BAC made to the limited partners or BACs holders for the following quarters in 1999, 1998 and 1997 were as follows:

      1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
1999    .2164          .2188          .2212          .2212
1998    .2466          .2493          .2521         2.7021
1997    .3452          .3490          .3529          .3529

Quarterly distributions are made 45 days following the close of the calendar quarter.

A total of $10,761,726 was distributed to the limited partners or BACs hold-ers during the years 1999, 1998 and 1997. The Registrant utilized the origi-nal working capital reserve, in the aggregate amount of $477,532, for distri-butions from 1989 through 1991, which is considered to be a return of capi-tal. An additional working capital reserve of approximately $2,800,000 was formed from uninvested offering proceeds, a portion of which was applied to pay a part of the 1999, 1998 and 1997 distributions (which is considered to be a return of capital). Approximately $4,686,000, $0 and $800,000 paid to the limited partners or BACs holders in each of the years ended December 31, 1999, 1998 and 1997, respectively, represented a return of capital. A total of $173,000 was distributed to the General Partner during 1999, 1998 and 1997.

The 1998 fourth quarter distribution was paid on February 14, 1999, and was funded primarily by the Willow Trace repayment proceeds, $2.45 per BAC of which is considered to be a return of capital. See Item 7, Management's Dis-cussion and Analysis of Financial Condition and Results of Operations, for a discussion of the effect of fee deferments and the expiration of the final Guaranteed Rate Guaranty Period on the distributions.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Reg-
istrant.  Additional financial information is set forth in the audited finan-
cial statements and footnotes thereto contained in Item 8 hereof.
                                 Year ended December 31,
OPERATIONS    1999          1998          1997          1996          1995
Interest income
Mortgage
  loans   $ 1,987,628   $ 2,678,758   $ 2,471,273   $ 2,423,058   $ 2,448,891
Temporary
  investments  61,369        32,135        14,658        39,064        64,534
Other income    6,517       393,785         2,252         2,202         1,952

Total
  revenues  2,055,514     3,104,678     2,488,183     2,464,324     2,515,377

Operating
  expenses    488,707       567,549       584,796       598,701       574,172

Provision
  for bad
  debts        54,549       144,977        96,079       157,138             0

Total
  Expenses    543,256       712,526       680,875       755,839       574,172

Net
  income  $ 1,512,258   $ 2,392,152   $ 1,807,308   $ 1,708,485   $ 1,941,205

Net income
  per BAC $      0.81   $      1.28   $      0.96   $      0.91   $      1.04
  December 31,
FINANCIAL
  POSITION    1999          1998          1997          1996          1995
Total
  assets  $23,822,034   $28,561,927   $28,597,517   $29,292,812   $30,383,120

CASH
  DISTRI-
  BUTIONS

Distri-
  butions
  per BAC  $     0.88   $      3.45   $      1.40   $      1.40   $      1.40

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition includes forward-looking statements, which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place reliance on these forward-looking statements, which are based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Capital Resources and Liquidity

Sources of Registrant funds included interest earned on (1) investments in mortgage loans (see also Item 1, Business) and (2) the working capital re-serve.

During the year ended December 31, 1999, cash and cash equivalents of the Registrant decreased by approximately $4,481,000 due to cash provided by op-erating activities $1,632,000, collections of principal on mortgage loans of approximately $134,000 and distributions paid to partners $6,248,000. In-cluded in the adjustments to reconcile the net income to cash flow provided by operating activities is amortization of approximately $218,000.

Subject to the future performance of the Registrant's investments and results of operation, the General Partner anticipates that there will be sufficient cash from operations generated to cover anticipated expenses in 2000 and to fund future distributions.

A distribution of approximately $6,168,000 made to the limited partners or BACs holders during the year ended December 31, 1999, was made from adjusted cash flow from operations and the Willow Trace repayment proceeds, $2.45 per BAC of which is considered to be a return of capital. A distribution of ap-proximately $2,022,000 made to the limited partners or BACs holders during the year ended December 31, 1998, was made from adjusted cash flow from op-erations and, to a lesser extent, from working capital reserves, which is considered to be a return of capital. Approximately $80,000 and $41,000 was distributed to the General Partner for each of the years ended December 31, 1999 and 1998, respectively.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Registrant's investments in mortgage loans are in-sured or co-insured by HUD and a private mortgage lender (which is an affili-ate of the General Partner). The Registrant's investments in uninsured non-interest bearing equity loans (which represent approximately 10% of the Reg-istrant's portfolio) are secured by a Registrant interest in properties which are diversified by location so that if one area of the country is experienc-ing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

1999 vs. 1998

Results of operations for the years ended December 31, 1999 and 1998 con-sisted primarily of interest income of $1,988,000 and $2,679,000, respec-tively, earned from investments in mortgage loans.

Interest income from mortgage loans decreased approximately $691,000 for the year ended December 31, 1999 as compared to 1998 primarily due to a decrease in interest income received from the Willow Trace mortgage which was repaid in December 1998.

Interest income from temporary investments increased approximately $29,000 for the year ended December 31, 1999 as compared to 1998 primarily due to higher cash and cash equivalent balances from the cash received from the repayment of the Willow Trace mortgage. The amount of cash received from the repayment of the Willow Trace mortgage was used to provide the necessary funds for the distribution on February 15, 1999.

Other income decreased approximately $387,000 for the year ended December 31, 1999 as compared to 1998 primarily due to the gain realized from the repay-ment of the Willow Trace Mortgage Loan and Equity Loan in 1998.

General and administrative-related parties expenses decreased approximately $22,000 for the year ended December 31, 1999 as compared to 1998 primarily due to a decrease in partnership management fees in 1999 due to the repayment of the Willow Trace Mortgage Loan.

Amortization expense decreased approximately $58,000 for the year ended De-cember 31, 1999 as compared to 1998 primarily due to the repayment of the Willow Trace Equity Loan in 1998.

A provision for bad debts of approximately $55,000 and $145,000 was charged for the years ending December 31, 1999 and 1998, respectively, representing the 1999 Guaranteed Interest due from Mortenson and the 1996 Guaranteed In-terest due from Windemere.

1998 vs. 1997

Results of operations for the years ended December 31, 1998 and 1997 con-sisted primarily of interest income of $2,679,000 and $2,471,000, respec-tively, earned from investments in mortgage loans.

Interest income from mortgage loans increased approximately $207,000 for the year ended December 31, 1998 as compared to 1997 primarily due to the receipt of additional interest due to the repayment of Willow Trace in 1998.

Temporary investments increased approximately $17,000 for the year ended De-cember 31, 1998 as compared to 1997 primarily due to higher cash and cash equivalents balances in 1998.

Other income increased approximately $392,000 for the year ended December 31, 1998 as compared to 1997 primarily due to the gain realized from the repay-ment of the Willow Trace Mortgage Loan and Equity Loan in 1998.

Total expenses, excluding general and administrative and provision for bad debt, remained fairly consistent with an increase of approximately 2% for the year ended December 31, 1998 as compared to 1997.

General and administrative expenses decreased approximately $26,000 for the year ended December 31, 1998 as compared to 1997 primarily due to a decrease in legal and insurance expenses.

A provision for bad debts of approximately $145,000 and $96,000 was charged for the years ending December 31, 1998 and 1997, respectively, representing the 1995-1998 Guaranteed Interest due from Mortenson and the 1996 Guaranteed Interest due from Windemere.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.
                                                              		      Page
(a) 1.	Financial Statements

	Independent Auditors' Report	                                         11

	Statements of Financial Condition as of December 31, 1999 and 1998	   12

	Statements of Income for the years ended December 31, 1999,
 1998 and 1997                                                         13

	Statements of Changes in Partners' Capital (Deficit) for the
 years ended December 31, 1999, 1998 and 1997	                         14

	Statements of Cash Flows for the years ended December 31, 1999,
 1998 and 1997	                                                        15

	Notes to Financial Statements	                                        16

INDEPENDENT AUDITORS' REPORT


To the General Partner of
Capital Mortgage Plus L.P.


We audited the accompanying statements of financial condition of Capital Mortgage Plus L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998 and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by the General Partner, as well as evaluating the overall finan-cial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mortgage Plus L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


Bethesda, Maryland	                		REZNICK, FEDDER & SILVERMAN
February 29, 2000

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF FINANCIAL CONDITION

ASSETS
                                                     December 31,
                                                1999             1998
Investments in mortgage loans (Note 3)       $21,698,812      $22,031,917
Cash and cash equivalents                      1,010,890        5,491,915
Accrued interest receivable (net of allowance
  of $737,619 and $683,194, respectively)        437,183          344,034
Loan origination costs (net of accumulated
  amortization of $158,800 and $139,888,
  respectively)                                  675,149          694,061

Total Assets                                 $23,822,034      $28,561,927

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and other liabilities       $    20,744      $    20,674
Due to general partner and affiliates
  (Note 4)                                        57,264           61,592

Total liabilities                                 78,008           82,266

Partners' capital (deficit):
Limited Partners (1,836,660 BACs issued
  and outstanding) (Note 1)                   23,892,289       28,578,664
General Partner                                 (148,263)         (99,003)

Total partners' capital                       23,744,026       28,479,661

Total Liabilities and Partners' Capital      $23,822,034      $28,561,927

See accompanying notes to financial statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF INCOME
                                        Years Ended December 31,
                                  1999           1998             1997
Revenues:

Interest income:
Mortgage loans (Note 3)        $1,987,628     $2,678,758       $2,471,273
Temporary investments              61,369         32,135           14,658
Other income                        6,517        393,785            2,252

Total revenues                  2,055,514      3,104,678        2,488,183

Expenses:

General and administrative         63,458         61,918           88,408
General and administrative-
  related parties (Note 4)        206,207        228,185          216,208
Provision for bad debts            54,549        144,977           96,079
Amortization                      219,042        277,446          280,180

Total expenses                    543,256        712,526          680,875

Net income                     $1,512,258     $2,392,152       $1,807,308

Net income per BAC             $     0.81     $     1.28       $     0.96

See accompanying notes to financial statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                               Limited          General
                               Total           Partners         Partner
Partners' capital
  (deficit) -
  January 1, 1997           $28,967,280      $29,056,531       $  (89,251)
Net income                    1,807,308        1,771,162           36,146
Distributions                (2,623,815)      (2,571,339)         (52,476)

Partners' capital
  (deficit) -
  December 31, 1997          28,150,773       28,256,354         (105,581)
Net income                    2,392,152        2,344,309           47,843
Distributions                (2,063,264)      (2,021,999)         (41,265)

Partners' capital
  (deficit) -
  December 31, 1998          28,479,661       28,578,664          (99,003)
Net income                    1,512,258        1,482,013           30,245
Distributions                (6,247,893)      (6,168,388)         (79,505)

Partners' capital
  (deficit) -
  December 31, 1999         $23,744,026      $23,892,289        $(148,263)

See accompanying notes to financial statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
STATEMENTS OF CASH FLOWS
                                       Years Ended December 31,
                                1999             1998             1997
Cash flows from operating
  activities:
Net income                  $ 1,512,258      $ 2,392,152      $ 1,807,308

Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
Provision for bad debts          54,549          144,977           96,079
Gain on recovery of
  amortized portion
  of Willow
  Trace Equity Loan                   0         (311,742)               0
Writeoff of unamortized
  portion of Willow Trace
  Loan costs                          0          133,859                0
Amortization                    219,042          277,446          280,180
Amortization of interest
  rate buydown                   (1,452)          (1,452)          (1,452)
Changes in operating assets
  and liabilities:
Increase in other assets       (147,698)         (45,744)        (173,683)
Increase (decrease) in
  accounts payable
  and other liabilities              70          (25,772)          18,743
(Decrease) increase in
  due to general partner
  and affiliates                 (4,328)        (338,706)         102,470
Total adjustments               120,183         (167,134)         322,337

Net cash provided by
  operating activities        1,632,441        2,225,018        2,129,645

Cash flows from investing
  activities:
Receipt of principal
  on mortgage loans             134,427        4,432,259          144,612
Receipt of principal
  on equity loan                      0          680,000                0

Net cash provided by
  investing activities          134,427        5,112,259          144,612

Cash flows from
  financing activities:

Distributions to partners    (6,247,893)      (2,063,264)      (2,623,815)

Net cash used in financing
  activities                 (6,247,893)      (2,063,264)      (2,623,815)

Net (decrease) increase
  in cash and cash
  equivalents                (4,481,025)       5,274,013         (349,558)

Cash and cash equivalents at
  beginning of year           5,491,915          217,902          567,460

Cash and cash equivalents at
  end of year               $ 1,010,890      $ 5,491,915      $   217,902

See Accompanying Notes to Financial Statements.

CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 and 1997

NOTE 1 - General


Capital Mortgage Plus L.P., a Delaware limited partnership (the "Partner-ship") commenced a public offering (the "Offering") on May 10, 1989 of 5,000,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") repre-senting assignments of limited partnership interests. The BACs represent an assignment of all of the economic and all of the material ownership rights attributable to the limited partnership interests in the Partnership. The BACs holders have virtually the same rights and, for all practical purposes, are limited partners of the Partnership.

Pursuant to the Offering, the Partnership received $36,733,200 of gross pro-ceeds from the BACs holders representing 1,836,660 BACs. The final close of the Offering occurred on May 23, 1991 and no further issuance of BACs is an-ticipated.

The Partnership was organized on November 23, 1988 and will continue until December 31, 2041 unless terminated sooner under the provisions of its part-nership agreement.

The general partner of the Partnership is CIP Associates, Inc., a Delaware corporation (the "General Partner"). Related FI BUC$ Associates, Inc. is the Assignor Limited Partner of the Partnership. CIP Associates, Inc. and Re-lated FI BUC$ Associates, Inc. are under substantially common ownership.

The Partnership was formed to invest in insured or guaranteed mortgage in-vestments. The Partnership has invested in first mortgage construction and permanent loans ("Mortgages") to finance multifamily residential rental prop-erties ("Developments") developed by unaffiliated entities. After an initial period, a substantial portion of the Mortgages are expected to provide for additional interest based on the annual cash flow from the Developments and the proceeds of prepayments, sales or other dispositions. All base interest and initially at least 90% of the principal of the Mortgages is insured or coinsured by the Department of Housing and Urban Development ("HUD") and a private mortgage lender (which is an affiliate of the General Partner). The Partnership has also invested in uninsured equity loans made directly to de-velopers of developments on which the Partnership holds a first mortgage.

Net income and distributions from operations of the Partnership are allocated 2% to the General Partner and 98% to the limited partners, until the limited partners have received an 11% per annum non-cumulative non-compounded return on their adjusted contributions as defined in the Amended and Restated Agree-ment of Limited Partnership. Thereafter, net income and distributions will be allocated 90% to the limited partners and 10% to the General Partner. Distributions of disposition proceeds are allocated 1% to the General Partner and 99% to the limited partners until each limited partner has received an amount equal to his original contribution plus an amount which, when added to all prior distributions equals a 7% per annum cumulative non-compounded re-turn on his adjusted contribution; then 2% and 98% of disposition proceeds, until each limited partner has received an amount which, when added to all prior distributions equals an 11% per annum cumulative non-compounded return on his adjusted contribution; and thereafter 10% to the General Partner and 90% to the limited partners.

The distributions per BAC were approximately $.88, $3.45 and $1.40 for 1999, 1998 and 1997. The 1999, 1998 and 1997 distributions were made from adjusted cash flow from operations (and, in particular the fourth quarter 1998 distri-bution which was paid on February 14, 1999 from the repayment of Willow Trace Mortgage Loan and Equity Loan, $2.45 per BAC of which is considered to be a return of capital) and to a lesser extent were supplemented from working capital reserves, which was considered to be a return of capital.

NOTE 2 - Accounting Policies

a)  Basis of Accounting

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP").

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates are made when accounting for the allowance for the interest receiv-able. Actual results could differ from those estimates.

Acquisition expenses incurred for the investment of mortgage loans have been capitalized and are included in loan origination costs, which are amortized over the average expected lives of the respective mortgages when acquired and written off when the loan is repaid.

The equity loans are considered to be premiums paid to obtain the mortgage loans and are amortized over the average expected lives of the respective mortgages.

Interest rate buydowns are amortized as an adjustment to the effective inter-est rate over the average expected lives of the respective mortgages.

b)  Cash and Cash Equivalents
Cash and cash equivalents include temporary investments with original matur-ity dates of less than 3 months when acquired and are carried at cost plus accrued interest, which approximates market.

c)  Income Taxes
The Partnership is not required to provide for, or pay, any federal income taxes. Income tax attributes that arise from its operation are passed di-rectly to the individual partners. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.


CAPITAL MORTGAGE PLUS L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
(Unaudited)

Note 3 - Investments in Loans

The Partnership originally funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325. One loan with a mortgage and equity loan in the aggregate amount of $5,100,000 was repaid on December 16, 1998. (F)

Information relating to investments in mortgage loans and equity loans as of
December 31, 1999 and 1998 is as follows:
                   No. of
                   Apart  Date of   Final
Property/          -ment  Invest-   Maturity
Location           Units  ment      Date
Mortenson          104    8/1990    8/2030
Manor
Apts./
Ames, IA

Windemere          204    9/1990    9/2030
Apts./
Wichita, KS

Fieldcrest III     112    8/1991    8/2031
Apts./
Dothan, AL

Holly Ridge II     144    3/1993    3/2033
Apts./
Gresham, OR

                                     Amounts Advanced

                                         Total      Investments   Investments
Property/       Mortgage      Equity    Amounts     in Loans at   in Loans at
Location         Loans        Loans     Advanced   12/31/1999(E) 12/31/1998(E)
Mortenson     $ 4,974,090  $  577,885   $5,551,975   $4,827,911   $ 4,919,828
Manor
Apts./
Ames, IA

Windemere       8,110,300     736,550    8,846,850    8,006,301     8,116,356
Apts./
Wichita, KS

Fieldcrest III  3,343,700     383,300    3,727,000    3,370,691     3,419,612
Apts./
Dothan, AL

Holly Ridge II  5,310,100     684,400    5,994,500    5,493,909     5,576,121
Apts./
Gresham, OR

Total         $21,738,190  $2,382,135  $24,120,325  $21,698,812   $22,031,917

               Interest earned by the Partnership during 1999

                         Non-contingent               Contingent

                                                       Cash Flow
                              Default       Annual     Partici-
              Base Interest   Interest      Yield      pation      Total
Property/       Amount/       Amount/       Amount/    Amount/     Interest
Location        Rate (A)      Rate (B)      Rate (C)   Rate (D)    Earned
Mortenson       $  300,098    $  94,425        $0         $0    $  394,523
Manor                 6.45%       1.98%       .97%     30.00%
Apts./
Ames, IA

Windemere          623,671     127,260          0          0       750,931
Apts./                7.95%       1.60%      1.08%     30.00%
Wichita, KS

Fieldcrest III     282,589           0     47,201      1,868       331,658
Apts./                8.68%          0%      1.36%     30.00%
Dothan, AL

Holly Ridge II     423,197      52,095     35,224          0       510,516
Apts./               8.125%       1.00%       .64%     30.00%
Gresham, OR

Total           $1,629,555    $273,780    $82,425     $1,868    $1,987,628


(A) Base interest on the Mortgages is that amount that is insured/co-insured by HUD and is being shown net of service fee.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by Partnership in-terests.

(C) Annual Yield is the amount over the default rate and is contingent upon property cash flow.

(D) Cash Flow Participation is the percent of cash flow due to the Partner-ship after payment of the Annual Yield and is contingent upon property cash flow. Fieldcrest, Willow Trace and Holly Ridge provided sufficient cash flow in 1996 to pay the Partnership a participation during 1997. Willow Trace pro-vided sufficient cash flow in 1997 and 1998 to pay the Partnership a partici-pation in 1998. Fieldcrest provided sufficient cash flow in 1997 and 1998 to pay the Partnership a participation during 1998.

(E) The Investments in Loans amount reflects the unpaid balance of the Mort-gages and the unamortized balance of the equity loans in the amounts of $20,950,388 and $748,424 at December 31, 1999 and $21,078,025 and $953,892,
respectively, at December 31, 1998.

(F) On December 16, 1998, Willow Partners, Ltd. (the "Owner"), the owner of Willow Trace, prepaid the outstanding FHA Co-Insured Mortgage Loan (the "Mortgage Loan") and equity loan (the "Equity Loan") in full. The Mortgage Loan and the Equity Loan were secured by a mortgage on the Willow Trace prop-erty and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $5,372,859, including the $4,275,984 out-standing balance of the Mortgage Loan, the $680,000 Equity Loan, a $213,799 prepayment premium and $203,076 of additional interest due pursuant to the loan documents.

Total interest earned on the schedule of investment in loans does not include the gain on the recovery of the amortized portion of the Willow Trace Equity Loan of $311,742, the writeoff of the unamortized portion of the Willow Trace Loan costs of $133,859 and the $213,799 prepayment premium, all of which are included in other income on the Statements of Income.

                                                 1999             1998
Investment in loans January 1,               $22,031,917      $27,085,493

Additions:
Fieldcrest discount amortization                   1,452            1,452

                                                   1,452            1,452
Deductions:
Amortization of equity loans                    (200,130)        (254,511)
Collection of principal-Mortgages
  -Mortenson                                     (43,761)         (41,034)
  -Windemere                                     (48,676)         (44,937)
  -Fieldcrest                                    (16,813)         (15,410)
  -Holly Ridge                                   (25,177)         (23,190)
  -Willow Trace                                        0       (4,307,688)
Collection of principal-Equity loan
  -Willow Trace*                                       0         (368,258)
                                                (334,557)      (5,055,028)

Investment in loans December 31,             $21,698,812      $22,031,917

*This is the unamortized portion of the equity loan and the balance of the $680,000 repaid is included in other income on the Statements of Income.

The Mortenson Manor and Windemere Mortgages are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III and Holly Ridge Mortgages are insured by HUD. Willow Trace was insured by HUD.

In addition to the interest rate during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent loan interest and accrued interest, if any, and cer-tain amounts from sale or refinancing proceeds.

The equity loans are non-interest bearing and are secured by the assignment
of the owner/developers' interests in the projects.   The equity loans are
not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At December 31, 1999, all of the loans due to the Partnership are current with respect to their FHA mortgage obligations. Mortenson has not paid its default interest of approximately $94,000, $151,000 and $96,000 for the years ended December 31, 1999, 1998 and 1997, respectively. During the fourth quarter of 1999 and the first quarter of 1998 and 1997, the Partnership re-ceived default interest of approximately $40,000, $40,000 and $25,000 repre-senting partial payment for 1998, 1997 and 1996. Windmere has not paid its default interest of approximately $130,000 for the year ended December 31, 1996. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $737,619 and $683,194 at December 31, 1999 and 1998, respectively.

The operations of Mortenson have not been able to support the payment of the required interest. Accordingly, effective January 1, 1995 the Partnership entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the Default Rate was redefined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the calculation of participation percentages. Mortenson also agreed to defer the management fee payable up to the Default Rate. Pursuant to this modification agreement, default interest for 1999, 1998 and 1997 of approxi-mately $94,000, $96,000 and $96,000, has been accrued and approximately $54,000, $55,000 and $56,000 for 1999, 1998 and 1997 has been reserved.

NOTE 4 - Related Parties

The costs incurred to related parties for the years ended December 31, 1999,
1998 and 1997 were as follows:
                                      1999         1998             1997
Partnership management fees (a)    $126,368     $146,391         $153,065
Expense reimbursement (b)            79,839       81,794           63,143

Total general and administrative-
  related parties                  $206,207     $228,185         $216,208

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. The fourth quarter 1998 and the 1999 partnership management fee was calculated on the reduced asset base due to the repayment of the Wil-low Trace Mortgage Loan and Equity Loan on December 16, 1998. During the years ended December 31, 1999, 1998 and 1997, payments of approximately $126,000, $344,000 and $115,000 were made, respectively. At both December 31, 1999 and 1998, a balance of approximately $32,000 was due to the General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partner-ship which include, but are not limited to: accounting and financial manage-ment, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs as-sets monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans. During the years ended December 31, 1999, 1998 and 1997, payments of approximately $84,000, $146,000 and $1,000 were made, respectively, relating to these costs. As of December 31, 1999 and 1998, the General Partner and its affili-ates were due approximately $26,000 and $30,000, respectively.

RMC is a co-insurer on the Mortenson and Windemere Mortgages in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

NOTE 5 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 1997, 1998 and 1999, the account balance exceeded the FDIC limit.

NOTE 6 - Fair Value of Financial Instruments

Financial Accounting Standards Board SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the estimated fair value of fi-nancial instruments, as defined by SFAS No. 107, be disclosed. Financial in-struments are defined as cash, evidence of an ownership interest in an entity or a contract which creates obligations and rights to exchange cash and/or other financial instruments. SFAS No. 107 also requires disclosures of the methods and significant assumptions used to estimate the fair value of finan-cial instruments.

Considerable judgment is required in interpreting data to develop the esti-mates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or es-timation methodologies may have a material effect on the estimated fair value amounts.

The following methods/assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents
Fair value is determined to be the carrying value because they mature in three months or less and do not represent unanticipated credit concerns.

Investments in Loans
At December 31, 1999, the estimated carrying value of the mortgage loans ap-proximated fair value. The estimated fair values at December 31, 1999 were based on internal valuations of the four properties collateralizing these loans. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument which sets forth the terms of a loan. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the loans and the lack of a ready market for such invest-ments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.

NOTE 7 - Subsequent Event

On February 14, 2000, a distribution of $406,268 and $8,291 was paid to BAC holders and the General Partner, respectively, representing the 1999 fourth quarter distributions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Registrant has no directors or executive officers. The Registrant's af-fairs are managed and controlled by the General Partner. The General Partner was organized in Delaware in November 1988. The executive officers and di-rector of the General Partner have held their positions as indicated below. Certain information concerning the director and executive officers of the General Partner is set forth below.

The Registrant, the General Partner and its director and executive officers, and any BACs holder holding more than ten percent of the Registrant's BACs are required to report their initial ownership of such BACs and any subse-quent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors (and ten percent hold-ers) are required by Securities and Exchange Commission regulators to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. The Registrant is not aware of any BACs holders who own more than ten percent of the BACs. All of these filing requirements were satisfied by the officers and director of the General Partner on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Part-ner's director and executive officers or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

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

STEPHEN M. ROSS, 59, is a Director of the General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State School of Law. Mr. Ross then received a Master of Law degree in taxa-tion from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Re-lated Companies, Inc. ("Related") in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

STUART J. BOESKY, 43, is a Vice President of the General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Ship-ley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky prac-ticed law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Ju-ris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

ALAN P. HIRMES, 45, is a Vice President of the General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

GLENN F. HOPPS, 36, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State Uni-versity at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

There are no family relationships between the foregoing director or executive officers.


Item 11.  Executive Compensation.

The Registrant has no officers or directors. The Registrant does not pay or accrue any fees, salaries or other forms of compensation to directors or of-ficers of the General Partner for their services. The director and certain officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Registrant. Such compensation may be based in part on the performance of the Registrant; however, the Gen-eral Partner believes that any compensation attributable to services per-formed for the Registrant is immaterial. See also Note 4-Related Parties, in Notes to the Financial Statements, included in Item 8 above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of March 3, 2000, no person was known by the Registrant to be the benefi-cial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner owns any Limited Partnership Interests or BACs.

As of March 3, 2000, the director and officers of the General Partner as a group own, in the aggregate, 95.2% of the common stock of CIP Associates Inc.

Item 13.  Certain Relationships and Related Transactions.

The Registrant has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 Executive Compen-sation. However, there have been no direct financial transactions between the Registrant and the director and officers of the General Partner. See
Note 4-Related Parties, in Notes to the Financial Statements, included in
Item 8 above.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                 		Sequential
                                                                      Page
(a) 1.	Financial Statements

	Independent Auditors' Report	                                         11

	Statements of Financial Condition as of December 31, 1999 and 1998	   12

	Statements of Income for the years ended December 31, 1999,
 1998 and 1997	                                                        13

	Statements of Changes in Partners' Capital (Deficit) for the
 years ended December 31, 1999, 1998 and 1997	                         14

	Statements of Cash Flows for the years ended December 31, 1999,
 1998 and 1997	                                                        15

	Notes to Financial Statements	                                        16


(a) 2.	Financial Statement Schedules

	All schedules have been omitted because they are not required or because the required information is contained in the finan-cial statements or notes hereto.

(a) 3.	Exhibits

(3A)	The Registrant's Amended and Restated Agreement of Limited
Partnership, incorporated by reference to Exhibit A to the Reg-istrant's Prospectus, dated May 10, 1989 (the "Prospectus"), filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-26690.

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

(10A)	Mortgage Note, dated August 31, 1990, with respect to Mortenson
Manor Apartments in Ames, Iowa, in the principal amount of $4,974,900 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated August 31, 1990)

(10B)	Equity Loan Note dated August 31, 1990, with respect to Morten-
son Manor Apartments in Ames, Iowa, in the principal amount of $577,885 (incorporated by reference to Exhibit 10(b) in the Registrant's Current Report on Form 8-K dated August 31, 1990)

(10C)	Subordinated Promissory Note, dated August 31, 1990 with re-
spect to Mortenson Manor Partnership (incorporated by reference to Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated August 31, 1990)

(10D)	Mortgage Note, dated September 27, 1990, with respect to Winde-
mere Apartments in Wichita, Kansas, in the principal amount of $8,110,300 (incorporated by reference to Exhibit 10(a) in the Registrant's Form 8 Amendment dated October 30, 1990 to Current
Report on Form 8-K dated September 28, 1990)

(10E)	Equity Loan Note, dated September 27, 1990, with respect to
Windemere Apartments in Wichita, Kansas, in the principal amount of $736,500 (incorporated by reference in Exhibit 10(b) in the Registrant's Form 8 Amendment dated October 30, 1990 to
Current Report on Form 8-K dated September 28, 1990)

(10F)	Subordinated Promissory Note, dated September 27, 1990 with re-
spect to Windemere Development, Inc. (incorporated by reference to Exhibit 10(c) in the Registrant's Form 8 Amendment dated Oc-tober 30, 1990 to Current Report on Form 8-K dated September
28, 1990)

(10G)	Mortgage Note, dated August 23, 1991, with respect to Field-
crest III Apartments in Dothan, Alabama, in the principal amount of $3,450,200 (incorporated by reference to Exhibit
10(a) in the Registrant's Current Report on Form 8-K dated
August 27, 1991)

(10H)	Equity Loan Note, dated August 27, 1991, with respect to Field-
crest III Apartments in Dothan, Alabama, in the principal
amount of $383,300 (incorporated by reference to Exhibit 10(b)
in the Registrant's Current Report on Form 8-K dated August 27,
1991)

(10I)	Subordinated Promissory Note, dated August 27, 1991 with re-
spect to Fieldcrest III Apartments (incorporated by reference to Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated August 27, 1991)

(10J)	Mortgage Note, dated March 1, 1993, with respect to Holly Ridge
Apartments in Gresham, Oregon, in the principal amount of $5,310,000 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated March 16, 1993)

(10K)	Equity Loan dated March 16, 1993, with respect to Holly Ridge
Apartments in Gresham, Oregon, in the principal amount of $684,000 (incorporated by reference to Exhibit 10(b) in the Registrant's Current Report on Form 8-K dated March 16, 1993)

(10L)	Subordinated Promissory Note, dated March 16, 1993, with re-
spect to Holly Ridge Apartments in Gresham, Oregon (incorpo-rated by reference to Exhibit 10(c) in the Registrant's Current
Report on Form 8-K dated March 16, 1993)

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

(10O)	Subordinated Promissory Note, dated  June 18, 1993, with re-
spect to Willow Trace Apartments in Tuscaloosa, Alabama (incor-porated by reference to Exhibit (10O) in the Registrant's Form
10-K for the fiscal year ended December 31, 1993)

(10P)	Modification Agreement, dated January 1, 1995, with respect to
Mortenson Manor Apartments in Ames, Iowa (incorporated by ref-erence to Exhibit (10P) in the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

(10Q)	Guaranty made for the benefit of the Registrant, dated January
1, 1995, with respect to the Modification Agreement regarding
Mortenson Manor Apartments (incorporated by reference to Ex-hibit (10Q) in the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

27	Financial Data Schedule (filed herewith)	                           82

99.	Additional Exhibits

(99A)	The Financial Statements of Windemere Development, Inc., which owns and operates an apartment complex known as Windemere at
Tallgrass located in Wichita, Kansas, as required by Staff Ac-
counting Bulletin No. 71	                                              33

(99B)	The Financial Statements of Mortenson II, which owns and oper-
ates an apartment complex known as Mortenson Manor Apartments located in Ames, Iowa, as required by Staff Accounting Bulletin
No 71.	                                                                46

(99C)	The Financial statements of HR II Associates, which owns and operates an apartment complex known as Holly Ridge II located
in Gresham, Oregon, as required by Staff Accounting Bulletin No 71.	   72

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAPITAL MORTGAGE PLUS L.P.
(Registrant)



	By:	CIP ASSOCIATES, INC.
		General Partner



Date:  April 13, 2000

By:	/s/ Alan P. Hirmes
		Alan P. Hirmes
		Senior Vice President
		(Principal Executive and
		Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature               Title                 	                Date


                     	Senior Vice President (principal
                      executive and financial officer)
/s/ Alan P. Hirmes	   of CIP Associates, Inc.
Alan P. Hirmes	       (the General Partner of the Registrant)	  April 13, 2000



                     	Treasurer (principal accounting
/s/ Glenn F. Hopps	   officer) of CIP Associates, Inc.
Glenn F. Hopps	       (the General Partner of the Registrant)	  April 13, 2000



/s/ Stephen M. Ross	  Director of CIP Associates, Inc.
Stephen M. Ross	      (the General Partner of the Registrant)	  April 13, 2000

WINDEMERE DEVELOPMENT, INC.
Wichita, Kansas


Financial Statements
December 31, 1999 and 1998


with
INDEPENDENT AUDITOR'S REPORT

INDEPENDENT AUDITORS' REPORT


Board of Directors
Windemere Development, Inc.
Wichita, Kansas


We have audited the accompanying balance sheets of Windemere Development, Inc. (a subchapter S corporation), as of December 31, 1999 and 1998, and the related statements of income, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windemere Development, Inc. as of December 31, 1999 and 1998, and the results of its operations, changes in stockholders deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Peterson, Peterson & Goss, L.C.


February 18, 2000

WINDEMERE DEVELOPMENT, INC.
Balance Sheet
December 31, 1999 and 1998

Assets
                                                   1999             1998
Current assets:
  Petty cash (1110)                              $   100          $   100
  Cash in bank and
    interest-bearing deposits (1120)              54,756           23,261
  Rent receivable (1130)                           9,153            1,640
  Accounts receivable,
    related party (1140)                           4,348            4,348
Total current assets                              68,357           29,349

Deposits held in trust - funded:
  Tenant security deposits -
    Note 3 (1191)                                 39,024           43,313

Restricted deposits and funded reserves:
  Mortgagee escrow deposits -
    Note 2 (1310)                                 67,129           68,388
  Reserve for replacements -
    Note 4 (1320)                                 32,929           49,191
Total deposits                                   100,058          117,579

Fixed assets - Note 5:
  Land and special assessments (1410)            746,418          736,721
  Buildings and improvements (1420)            7,808,748        7,788,022
  Furniture and equipment (1450)                 110,114           72,824
                                               8,665,280        8,597,567
  Less accumulated depreciation                1,559,036        1,349,425
Total fixed assets                             7,106,244        7,248,142

Other assets:
  Loan costs, net of amortization of $128,934
    and $112,415                                 531,828          548,347

Total                                         $7,845,511       $7,986,730


WINDEMERE DEVELOPMENT, INC.
Balance Sheet
December 31, 1999 and 1998

Liabilities and Stockholders' Equity
                                                 1999              1998
Current liabilities:
  Accounts payable, trade - Note 8 (2110)    $   111,677       $    8,856
  Accrued management fee (2190)                   89,130           27,741
  Accrued interest payable - Note 5 (2130)       306,808          246,058
  Accrued real estate taxes -
    Note 6 (2150)                                 55,054           52,600
  Accrued mortgage insurance (2190)               29,341           29,523
  Mortgage payable, current portion (2320)        52,727           48,676
  Rent deferred credits (2210)                    12,531           15,980
  Other current liabilities                            0               25
Total current liabilities                        657,268          429,459

Deposit liabilities:
  Tenant security deposits -
    Note 3 (2191)                                 36,789           37,358

Long-term liabilities - Note 5:
  Mortgage payable (2320)                      7,822,282        7,870,958
  Less current portion                            52,727           48,676
Total long-term liabilities                    7,769,555        7,822,282

Stockholders' equity (deficit):
  Common stock, authorized 1,000 shares;
   issued - 1,000 shares                           1,000            1,000
  Additional paid-in capital                     736,650          736,650
Total stockholders' equity
  (deficit) (3130)                              (618,101)        (302,369)

Total                                         $7,845,511       $7,986,730

See notes to financial statements.

WINDEMERE DEVELOPMENT, INC.
Statement of Income
Years Ended December 31, 1999 and 1998
                                                 1999             1998
Operating income:
  Rental                                      $1,371,335       $1,422,984

Operating expenses:
  Interest                                       764,683          760,952
  Mortgage insurance                              58,499           58,878
  Bank charges                                         0              132
  Property taxes                                  96,600           94,698
  Insurance                                       30,387           33,469
  Equipment leasing - Note 7                      18,457           10,608
  Management fees                                 80,224           84,767
  Salaries and wages                             119,144          126,366
  Contract labor                                       0            7,500
  Payroll taxes                                    7,718            9,513
  Utilities                                       97,427           67,360
  Professional fees                               21,931           10,974
  Repairs and maintenance                        144,700          126,913
  Advertising                                     15,762           22,780
  Office supplies and postage                      2,936            3,380
  Donation                                           300              600
  Miscellaneous                                    3,993           11,826
  Meals and entertainment                              0            1,502
  Depreciation and amortization                  226,130          222,417

Total operating expenses                       1,688,891        1,654,635

Loss from operations                            (317,556)        (231,651)

Other income (expense):
  Interest and dividends                           3,328            4,383
  Gain on sale of assets                           2,432            1,482
  Unrealized loss on securities                   (3,936)          (4,550)
Total other income                                 1,824            1,315

Net Loss                                     $  (315,732)     $  (230,336)

See notes to financial statements.

WINDEMERE DEVELOPMENT, INC.
Statement of Changes in Stockholders' Equity
Years Ended December 31, 1999 and 1998

                                        Additional
                               Common   Paid-In    Retained
                               Stock    Capital    Earnings       Total
Balance at
  January 1, 1998              $ 1,000  $736,650  $ (791,283)  $  (53,633)
Net loss                             0         0    (230,336)    (230,336)
Distributions                        0         0     (18,400)     (18,400)

Balance at
  December 31, 1998              1,000   736,650  (1,040,019)    (302,369)
Net loss                             0         0    (315,732)    (315,732)
Distributions                        0         0           0            0

Balance of
  December 31, 1999            $ 1,000  $736,650 $(1,355,751)   $(618,101)

See notes to financial statements.

WINDEMERE DEVELOPMENT, INC.
Statement of Cash Flows
Years Ended December 31, 1999 and 1998
                                                 1999             1998
Cash flows from operating activities:
  Rental receipts                              1,343,063        1,420,705
  Interest and dividend receipts                   3,328            4,383
  Capital gain dividends                           2,432            2,770
                                               1,348,823        1,427,858
  Administrative                                 (65,539)         (51,395)
  Management fees                                (18,835)         (78,550)
  Utilities                                      (98,910)         (67,746)
  Salaries and wages                                (975)        (116,166)
  Operating and maintenance                     (146,837)        (140,629)
  Real estate taxes and
    escrow deposits                              (92,887)         (95,002)
  Property insurance                             (30,387)         (33,469)
  Miscellaneous taxes and insurance                    0           (9,801)
  Tenant security and other deposits                (216)         (10,087)
  Interest on mortgage                          (703,933)        (761,610)
  Mortgage insurance premium                     (58,682)         (59,046)
                                              (1,217,201)      (1,423,501)
Net cash provided by operating activities        131,622            4,357

Cash flows from investing activities:
  Purchase of furnishings and equipment          (67,713)         (26,907)
  Deposits into reserve for replacement          (30,877)         (32,145)
  Transfer to cash escrow                         47,139           30,438
  Proceeds from sale of investments                    0           43,879
  Purchases of investments                             0          (45,167)

Net cash used in investing activities            (51,451)         (29,902)

Cash flows from financing activities:
  Mortgage principal payments                    (48,676)         (44,937)
  Distribution to stockholder                          0          (18,400)

Net cash used in financing activities            (48,676)         (63,337)

Net increase (decrease) in cash and
  cash equivalents                                31,495          (88,882)

Cash and cash equivalents,
  beginning of year                               23,361          112,243

Cash and cash equivalents,
  end of year                                $    54,856      $    23,361


WINDEMERE DEVELOPMENT, INC.
Statement of Cash Flows
Years Ended December 31, 1999 and 1998

                                                 1999             1998
Cash flows from operating activities:
  Net loss                                     $(315,732)       $(230,336)
  Adjustments to reconcile
    net income to net cash
    provided by operating activities:
    Depreciation and amortization                226,130          222,417
    Loss on sale of securities                         0            1,288
    Unrealized loss on securities                  3,936            4,550
    (Increase) decrease in rent
      receivable                                  (7,513)          (1,640)
    Increase in accounts receivable,
      related party                                    0                0
    (Increase) decrease in
      cash restricted for tenant
      security deposits                              353           (3,168)
    Increase in mortgagee escrow
      deposits                                     1,259           (2,366)
    Increase (decrease) in
      accounts payable                           102,821            3,805
    Increase in accrued liabilities              124,386            7,191
    Increase (decrease) in tenant
      security deposits                             (569)          (6,919)
    Increase in deferred revenue                  (3,449)           9,535

Net cash provided by operating activities      $ 131,622         $  4,357

See notes to financial statements.

WINDEMERE DEVELOPMENT, INC.
Notes to Financial Statements
December 31, 1999 and 1998


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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $15,762 and $22,780 for the years ended December 31, 1999 and 1998, respectively.

2.  Restricted Deposits and Funded Reserves

The Company has deposited with the lender the following amounts:

Mortgagee escrow deposits                        1999             1998
Mortgage and Property Insurance,
Real estate taxes and special assessments      $  67,129        $  68,388

An evaluation of the adequacy of certain escrow's is as follows:

Estimated amount required as of December 31, 1999 for future payment of:

                                                 1999             1998
Property insurance                             $  22,500        $  20,547
Mortgage insurance                                29,250           29,523
                                                  51,750           50,070
Total confirmed by mortgagee                      67,129           68,388
Amount on deposit in excess of
  estimated requirements                       $  15,379        $  18,318

3.  Tenant Security Deposits and Funded Reserves

Tenant security deposits are held in a separate account in the name of the project. The total held in the account is $2,235 in excess of the deposits held for tenants. The account consists of two mutual funds and has been adjusted to market value at December 31, 1999.
The cost basis of the investments at December 31, 1999 was $47,511.

4.  Reserve for Replacements

In accordance with the provisions of the Regulatory
Agreement restricted cash is held by the mortgagee to be
used for replacement of property with the approval of
HUD as follows:
                                                  1999             1998
Balance at beginning of year                    $ 49,191         $ 47,484
Monthly deposits                                  30,031           30,031
Transfer                                         (47,139)         (30,438)
                                                  32,083           47,077
Interest earned                                      846            2,114
  Balance confirmed by mortgagee               $  32,929         $ 49,191

5.  Long-Term Liabilities

Long-term debt at December 31, 1999 and 1998 consisted of the following obligations:

                                                  1999             1998
Mortgage loan payable in monthly install-
ments of $56,514 including interest at
8.02% and principal.  The loan is due May
1, 2032 and is secured by a first mortgage
on the land and buildings.  The debt also
includes a subordinated promissory note
which provides that additional interest
shall be payable semiannually in an amount
that will provide a maximum cumulative yield
(uncompounded) of 10.70% on the principal
amount of the mortgage loan outstanding.
The amounts for the years ending December 31,
1998 and 1997 were $125,517 and 128,022
respectively (at 1.60%) and are included in
accrued interest payable.

The subordinated promissory note is
secured by a second mortgage on the
land and buildings.                           $7,822,282       $7,870,958

Less current portion                              52,727           48,676
                                              $7,769,555       $7,822,282

Maturities of debt are as follows:
                                                 1999             1998
1999                                              $    0  $     48,676
2000                                              52,727        52,727
2001                                              57,114        57,114
2002                                              61,867        61,867
2003                                              67,015        67,015
2004                                              72,592             0
Later years                                    7,510,967     7,583,559
                                              $7,822,282    $7,870,958

6.  Accrued Real Estate Taxes

Accrued real estate taxes at December 31, 1999 consist of the following:

Description     Basis for        Period                           Amount
  of Tax        Accrual          Covered           Due Date       Accrued
Real estate     Second-half      January 1         June 20,       $55,054
taxes and       due for 1999     to December       2000
special                          31, 1999
assessments

7.  Related Party Transactions

The Apartments are managed by Gaddis Properties, Inc., a related entity controlled by Jerry A. Gaddis. Under the terms of the management agreement with Gaddis
Properties, Inc., a management fee not in excess of 6% of cash basis rental revenue, is payable monthly for management services. The total management fees earned in 1999 were $80,224.

The following summarizes other related party transactions for 1999:

Related Party                        Classification              Amount
C.G. Interiors, Inc.                 Equipment lease           $    4,486
Carolyn Gaddis                       Salaries and wages            13,114
Jerry Gaddis                         Salaries and wages            30,600
Brian Gaddis                         Salaries and wages             4,371
Doug Gaddis                          Salaries and wages             5,100
Total                                                           $  57,671

8.  Accounts Payable, Trade

The balance in accounts payable, trade at December 31, 1999 represents amounts due to a related entity as follows:

Salaries and wages                             $100,884
Payroll taxes                                     7,718
Professional fees                                 3,075
                                               $111,677

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS' REPORT

MORTENSON II

HUD PROJECT NO.: 074-36605

DECEMBER 31, 1999

Mortenson II
HUD Project No.: 074-36605

TABLE OF CONTENTS
                                                                       PAGE

MORTGAGOR'S CERTIFICATION                                               4

MANAGING AGENT'S CERTIFICATION                                          5

INDEPENDENT AUDITORS' REPORT                                            6

FINANCIAL STATEMENTS

  BALANCE SHEET                                                         8

  STATEMENT OF OPERATIONS                                              10

  STATEMENT OF PARTNERS' EQUITY (DEFICIT)                              13

  STATEMENT OF CASH FLOWS                                              14

  NOTES TO FINANCIAL STATEMENTS                                        16

SUPPLEMENTAL INFORMATION

  RESERVE FOR REPLACEMENTS                                             21

  COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS
    AND RESIDUAL RECEIPTS                                              22

  CHANGES IN FIXED ASSET ACCOUNTS                                      23

  DETAIL OF ACCOUNTS - STATEMENT OF OPERATIONS                         24

  OTHER INFORMATION                                                    25

  INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL                     26

  INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
    SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS             28

  INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
    SPECIFIC REQUIREMENTS APPLICABLE TO FAIR HOUSING
    AND NON-DISCRIMINATION                                             29

Mortenson II
HUD Project No.: 074-36605

December 31, 1999

MORTGAGOR'S CERTIFICATION

I hereby certify that I have examined the accompanying financial statements and supplemental data of Mortenson
II and, to the best of my knowledge and belief, the same is complete and accurate.

GENERAL PARTNER


/s/ Ev Cochrane
Ev Cochrane                          Date

Mortenson II
HUD Project No.: 074-36605

December 31, 1999

MANAGING AGENT'S CERTIFICATION

We hereby certify that we have examined the accompanying financial statements and supplemental data of Mortenson
II and, to the best of our knowledge and belief, the same is complete and accurate.

  MANAGING AGENT

  Ev Cochrane and Associates


  /s/ Ev Cochrane
  Signature                                       Date

Ev Cochrane  Managing Agent Taxpayer
Property Manager    Identification Number: 42-1050493

INDEPENDENT AUDITORS' REPORT

To the Partners
Mortenson II

We have audited the accompanying balance sheet of Mortenson II, as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortenson II as of December 31, 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statemen procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 18, 2000 on our consideration of Mortenson II's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman

Charlotte, North Carolina            Federal Employer
January 18, 2000                     Identification Number: 52-1088612
Audit Principal: Ronald G. Vance

Mortenson II
HUD Project No.: 074-36605

BALANCE SHEET

December 31,1999

ASSETS

CURRENT ASSETS
1120  Cash - operations                                     $      10,888
1130  Tenant accounts receivable                                   16,355
1200  Miscellaneous prepaid expenses                               28,524

    Total current assets                                           55,767

DEPOSITS HELD IN TRUST - FUNDED
1191  Tenant deposits                                              73,741

RESTRICTED DEPOSITS AND FUNDED RESERVES
1310  Escrow deposits                      $      70,865
1320  Reserve for replacements                   100,906
1330  Other reserves                               1,897
                                                                  173,668

RENTAL PROPERTY
1410  Land                                        42,101
1420  Buildings                                5,007,451
1440  Building equipment - portable              159,623
                                               5,209,175
1495  Less accumulated depreciation           (1,662,907)
                                                                3,546,268

OTHER ASSETS
1520  Intangible assets, net of accumulated
        amortization of $127,874                 473,871          473,871

                                                               $4,323,315

Mortenson II
HUD Project No.: 074-36605

BALANCE SHEET - CONTINUED

December 31, 1999

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
2110  Accounts payable - operations                        $        1,051
2123  Accrued management fee payable                              122,325
2131  Accrued interest payable - first mortgage                    25,629
2150  Accrued property taxes payable                              157,301
2170  Mortgage payable - first mortgage,
        current maturities                                         46,668
2210  Prepaid revenue                                               3,593

    Total current liabilities                                     356,567

DEPOSITS LIABILITY
2191  Tenant deposits held in trust (contra)                       62,496

LONG-TERM LIABILITIES
2133  Accrued interest payable - other
        loans/notes (surplus cash)           $   649,289
2320  Mortgage payable - first mortgage,
        net of current maturities              4,636,711
2323  Other loans/notes payable - surplus cash,
        net of current maturities                577,885
                                                                5,863,885

3130  PARTNERS' EQUITY (DEFICIT)                               (1,959,633)

                                                               $4,323,315

Mortenson II
HUD Project No.: 074-36605

STATEMENT OF OPERATIONS

Year ended December 31, 1999

RENTAL REVENUE
5120  Rent revenue - gross potential       $     864,574
5170  Garage and parking spaces                    7,272

  Total rental revenue                                            871,846

VACANCIES
5220  Apartments                                 (17,294)

  Total vacancies                                                 (17,294)

  Net rental revenue                                              854,552

FINANCIAL REVENUE
5410  Financial revenue - project operations       2,790
5440  Revenue from investments -
     replacement reserve                           4,187

    Total financial revenue                                         6,977

OTHER REVENUE
5910  Laundry and vending                          7,550
5920  Tenant charges                                 180

  Total other revenue                                               7,730

  Total revenue                                                   869,259


Mortenson II
HUD Project No.: 074-36605

STATEMENT OF OPERATIONS - CONTINUED

Year ended December 31, 1999

ADMINISTRATIVE EXPENSES
6210  Advertising and marketing                    5,389
6311  Office expenses                             23,119
6320  Management fee                              41,767
6330  Manager or superintendent salaries          30,297
6331  Administrative rent free unit               18,740
6340  Legal expense - project                        692
6350  Auditing expense                             7,175
6351  Bookkeeping fees/accounting services         8,000
6390  Miscellaneous administrative expenses       24,000

  Total administrative expenses                                   159,179

UTILITIES EXPENSE
6450  Electricity                                  9,246
6451  Water                                        2,311
6452  Gas                                          5,392
6453  Sewer                                        1,926

  Total utilities expense                                          18,875

OPERATING AND MAINTENANCE EXPENSES
6510  Payroll                                     14,860
6515  Supplies                                    54,243
6520  Contracts                                   30,099
6525  Garbage and trash removal                   11,279
6570  Vehicle and maintenance equipment
        operation and repairs                     10,696

  Total operating and maintenance expenses                        121,177


Mortenson II
HUD Project No.: 074-36605

STATEMENT OF OPERATIONS - CONTINUED

Year ended December 31, 1999

TAXES AND INSURANCE
6710  Real estate taxes                          158,998
6711  Payroll taxes                                6,813
6720  Property and liability insurance             7,816
6721  Fidelity bond insurance                        243
6722  Workmen's compensation                       1,903
6723  Health insurance and other
        employee benefits                          5,879
6790  Miscellaneous taxes, licenses,
        permits and insurance                      1,110

  Total taxes and insurance                                       182,762

FINANCIAL EXPENSES
6820  Interest on mortgage payable               303,566
6850  Mortgage insurance premium/
        service charge                            35,265

  Total financial expenses                                        338,831

DEPRECIATION AND AMORTIZATION
6600  Depreciation expense                       185,807
6610  Amortization expense                        15,044

  Total depreciation and amortization                             200,851

CORPORATE OR MORTGAGOR ENTITY REVENUE AND EXPENSES

7190  Other expenses                              94,425

  Total corporate or mortgagor entity
    revenue and expenses                                           94,425

  Total expenses                                                1,116,100

Net income (loss)                                            $   (246,841)

Mortenson II
HUD Project No.: 074-36605

STATEMENT OF PARTNERS' EQUITY (DEFICIT)

Year ended December 31, 1999

             Total
Partners' equity (deficit)
  December 31, 1998                                           $(1,712,792)

Net income (loss)                                                (246,841)

Partners' equity (deficit)
  December 31, 1999                                           $(1,959,633)


Mortenson II
HUD Project No.: 074-36605

STATEMENT OF CASH FLOWS

Year ended December 31, 1999

Cash flows from operating activities
  Rental receipts                                             $   827,608
  Interest receipts                                                 6,977
  Other operating receipts                                          7,730
  Administrative expenses paid                                    (70,673)
  Utilities paid                                                  (20,860)
  Salaries and wages paid                                         (45,157)
  Operating and maintenance paid                                 (112,469)
  Real estate taxes paid                                         (155,760)
  Property insurance paid                                          (1,746)
  Miscellaneous taxes and insurance paid                           (1,110)
  Net tenant security deposits received (paid)                      5,096
  Other operating expenses paid                                   (14,838)
  Interest paid on mortgages                                     (303,345)
  Mortgage insurance premium paid                                 (35,043)
  Entity/construction expenses paid (include detail)
    Contingent interest                                           (40,428)

    Net cash provided by (used in)
      operating activities                                         45,982

Cash flows from investing activities
  Net deposits to mortgage escrows                                 (8,003)
  Net deposits to reserve for replacements                           (611)
  Net deposits to other reserves                                      (83)

    Net cash provided by (used in)
      investing activities                                         (8,697)

Cash flows from financing activities
  Mortgage principal payments                                     (43,821)

  Net cash provided by (used in)
    financing activities                                          (43,821)

    NET INCREASE (DECREASE) IN CASH                                (6,536)

    Cash, beginning                                                17,424

    Cash, end                                                $     10,888


Mortenson II
HUD Project No.: 074-36605

STATEMENT OF CASH FLOWS - CONTINUED

Year ended December 31, 1999

Reconciliation of net income (loss) to net
cash provided by (used in) operating activities
  Net income (loss)                                         $    (246,841)

  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
   Depreciation                                                   185,807
   Amortization                                                    15,044
   Changes in asset and liability accounts
   (Increase) decrease in assets
    Miscellaneous prepaid expenses                                  6,292
    Tenant security deposits funded                                 3,161
   Increase (decrease) in liabilities
    Accounts payable                                              (10,435)
    Accrued liabilities                                            45,005
    Accrued interest payable                                       54,218
    Tenant security deposits held in trust                          1,935
    Prepaid revenue                                                 1,993

  Total adjustments                                               292,823

Net cash provided by (used in)
  operating activities                                          $  45,982

Mortenson II
HUD Project No.: 074-36605

NOTES TO FINANCIAL STATEMENTS

December 31, 1999


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

NOTE C - MORTGAGE PAYABLE

The mortgage note is co-insured by the Federal Housing
Administration (FHA) and is collateralized by a deed of trust on the rental property. The note bears interest at the rate of 6.45%. Principal and interest are payable by the partnership in monthly installments of $28,949 through maturity in August 2031. As of December 31,
1999, the outstanding balance on this loan is $4,683,379.

Under agreements with the lender and FHA, the partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

Aggregate maturities of mortgage payable are as follows:

December 31, 2000  $     46,668
2001                     49,769
2002                     53,076
2003                     56,602
2004                     60,363
Thereafter            4,416,901

                     $4,683,379

NOTE D - NOTES PAYABLE

Equity Loan
An equity loan of $577,885 has been provided by Capital
Mortgage Plus, L.P. to fund construction costs of the project and the mortgage buydown escrow. The loan is noninterest bearing and matures in August 2031. The loan is secured by a conditional third mortgage, a security agreement and the mortgage buydown escrow.

Subordinated Promissory Note
The partnership has executed a subordinated promissory note, which requires additional interest payments on the mortgage loan from Capital Mortgage Plus, L.P. The note is secured by a second mortgage on the property, a security agreement and the mortgage buydown escrow.
Effective January 1, 1995, the note provides for a cumulative annual yield of 9.4% on the outstanding principal of the mortgage loan and requires payment of interest equal to the prior year's annual yield shortfall (as defined in the note) plus 30% of all remaining excess cash. The interest payment is also limited to 50% of excess cash for the prior year. Prior to January 1, 1995, the cumulative annual yield rate was 10.95%. The obligation to make payments under this note commenced on final endorsement of the mortgage
(February 4, 1992) and ends in August 2031.

As additional security for this note, the partners have executed an additional interest guaranty whereby the general partner has guaranteed to fund the interest due under this note calculated at an alternative interest rate referred to as the "default rate" of 8.43%.
Interest of $94,425 was accrued during 1999 at this default rate and $649,289 of interest remains payable at December 31, 1999. Prior to January 1, 1995, the default rate was 9.84%. The general partner has also guaranteed payment of interest up to the lesser of the management fee or interest calculated at the default rate. The general partner has also agreed to utilize funds to pay the interest, which would otherwise be used to pay the management fee. During 1999, interest of $40,428 was paid.

The loans are secured by deeds of trust on the property.
The liability of the partnership is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

NOTE E - MANAGEMENT FEE

The property is managed by Ev Cochrane and Associates, an affiliate of the general partner. The current management agreement provides for a management fee of 5% of monthly rental collections. The fee charged to operations in 1999 was $41,767. Operating funds, which would have been used to pay the management fee, were instead utilized to pay interest on the subordinated promissory note. During 1999, payment of $41,767 of management fees was deferred. As of December 31, 1999, $122,325 of management fees remain payable.

An affiliate of the general partner also charged a bookkeeping fee of $8,000 for the year. As of December 31, 1999, the entire amount has been paid.

SUPPLEMENTAL INFORMATION

SUPPORTING DATA REQUIRED BY HUD

Mortenson II
HUD Project No.: 074-36605

SUPPLEMENTAL INFORMATION

SUPPORTING DATA REQUIRED BY HUD

Year ended December 31, 1999


RESERVE FOR REPLACEMENTS

  Balance at December 31, 1998                               $    100,295
  Total monthly deposits                                           20,439
  Interest income                                                   4,187
  Approved withdrawals                                            (24,015)

  Balance at December 31, 1999                               $    100,906


Mortenson II
HUD Project No.: 074-36605

SUPPLEMENTAL INFORMATION - CONTINUED

SUPPORTING DATA REQUIRED BY HUD

Year ended December 31, 1999


COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL RECEIPTS

Part A - Compute Surplus Cash
Cash (Accounts 1120,1170 and 1191)                         $       84,629
Tenant subsidy vouchers due for period covered by
  financial statements                                                  0
Other (describe in detail)                                              0

  Total cash                                                       84,629

Accrued mortgage interest payable                                  25,629
Delinquent mortgage principal payments                                  0
Delinquent deposits to reserve for replacements                         0
Accounts payable (due within 30 days)                               1,051
Deficient tax, insurance or MIP escrow deposits                         0
Accrued expenses (not escrowed)                                   279,626
Prepaid revenue (Account 2210)                                      3,593
Tenant security deposits liability (Account 2191)                  62,496
Other current obligations (describe in detail)                          0

  Less total current obligations                                  372,395

  Surplus cash (deficiency)                                  $   (287,766)

Part B - Compute Distributions to Owners and Required Deposit to
Residual Receipts

Surplus cash                                                $    (287,766)


Mortenson II
HUD Project No.: 074-36605

SUPPLEMENTAL INFORMATION - CONTINUED

SUPPORTING DATA REQUIRED BY HUD

Year ended December 31, 1999

CHANGES IN FIXED ASSETS ACCOUNTS

                                          Assets
                     Balance                                   Balance
                     12/31/98     Additions     Deletions      12/31/99
Land                 $   42,101   $      0        $    0       $   42,101
Buildings             5,007,451          0             0        5,007,451
Building
 equipment -
 portable               159,623          0             0          159,623

                     $5,209,175   $      0        $    0       $5,209,175

Accumulated
 depreciation        $1,477,100   $185,807        $    0       $1,662,907

Total net book value                                           $3,546,268

Mortenson II
HUD Project No.: 074-36605

SUPPLEMENTAL INFORMATION - CONTINUED

SUPPORTING DATA REQUIRED BY HUD

Year ended December 31, 1999

DETAIL OF ACCOUNTS - STATEMENT OF ACTIVITIES

MISCELLANEOUS ADMINISTRATIVE EXPENSES (ACCOUNTS NO. 6390)

  Cable Television    $  24,000

                      $  24,000

OTHER ENTITY EXPENSES (ACCOUNTS NO. 7190)

  Contingent interest $  94,425

                      $  94,425

Mortenson II
HUD Project No.: 074-36605

SUPPLEMENTAL INFORMATION - CONTINUED

SUPPORTING DATA REQUIRED BY HUD

Year ended December 31, 1999

OTHER INFORMATION

Total mortgage principal payments required during the audit year
(12 monthly payments). Applies to all direct loans and HUD-held and fully-insured mortgages. Any HUD-approved second mortgages
are included.                                                $     43,821

Total of 12 monthly deposits in the audit year made to the replacement reserve account, as required by the regulatory agreement, even if
payments are temporarily suspended or reduced.               $     20,439

Replacement reserve and residual receipts reserve releases which are
included as expense items on the statement of operations.    $     24,015

Project improvement reserve releases under the flexible subsidy program which are included as expense items on the statement of
operations.                                                           N/A

Mortgage payable note detail (Section 236 only)
Interest reduction payments from subsidy                              N/A

Related party transactions detail:

Entity name  Amount paid

Mortenson I                                                 $       8,000


INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL

To the Partners
Mortenson II

We have audited the financial statements of Mortenson II, as of and for the year ended December 31, 1999, and have issued our report thereon dated January 18, 2000. We have also audited Mortenson II's compliance with requirements applicable to major HUD-assisted programs and have issued our report thereon dated January 18, 2000.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the "Consolidated Audit Guide for Audits of HUD Programs" (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Mortenson II complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

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

In planning and performing our audits of the partnership for the year ended December 31, 1999, we obtained an understanding of the design of relevant controls and determined whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the partnership's financial statements and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal controls that we considered relevant to preventing or detecting material noncompliance with specific requirements that are applicable to the partnership's HUD assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

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

/s/ Reznick Fedder & Silverman

Charlotte, North Carolina
January 18, 2000

INDEPENDENT AUDITORS' REPORT ON
COMPLIANCE WITH SPECIFIC REQUIREMENTS
APPLICABLE TO MAJOR HUD PROGRAMS

To the Partners
Mortenson II

We have audited the financial statements of Mortenson II, as of and for the year ended December 31, 1999, and have issued our report thereon dated January 18, 2000.

We have also audited Mortenson II's compliance with the specific program requirements governing federal financial reports; mortgage status; replacement reserve; security deposits; cash receipts and are applicable to its major HUD-assisted programs for the year ended December 31, 1999. The management of Mortenson II is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

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

In our opinion, Mortenson II complied, in all material respects, with the specific program requirements that are applicable to its major HUD-assisted programs for the year ended December 31, 1999.

This report is intended for the information and use of the audit committee, management, others within the organization and the Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Reznick Fedder & Silverman

Charlotte, North Carolina
January 18, 2000

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
WITH SPECIFIC REQUIREMENTS APPLICABLE TO
FAIR HOUSING AND NON-DISCRIMINATION

To the Partners
Mortenson II

We have audited the financial statements of Mortenson II as of and for the year ended December 31, 1999, and have issued our report thereon dated January 18, 2000.

We have applied procedures to test Mortenson II's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs for the year ended December 31, 1999.

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

/s/ Reznick Fedder & Silverman

Charlotte, North Carolina
January 18, 2000

HRII ASSOCIATES
Financial Statements and Supplemental Data
December 31, 1999

INDEPENDENT AUDITORS' REPORT

To the Partners of
HRII Associates

We have audited the accompanying balance sheet of HRII
Associates (the Partnership) as of December 31, 1999, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRII Associates as of December 31, 1999, and the results of its operations, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Tanner & Co.

Salt Lake City, Utah
March 31, 2000

HRII ASSOCIATES

Balance Sheet

December 31, 1999

Assets

Cash                                                          $   186,234
Tenant accounts receivable -
  net of allowance for doubtful
  accounts of $32,640                                               7,316
Prepaid expenses                                                   72,025
Restricted deposits                                               264,343
Land, buildings and equipment                                   4,065,507
Related party receivables                                         318,637
Loan costs, net of
  accumulated amortization
  of $40,235                                                      241,706

Total assets                                                   $5,155,768


Liabilities and Partners' Deficit

Accounts payable                                               $   13,561
Accrued liabilities                                               148,559
Related party payables                                             79,197
Mortgage note payable                                           5,196,860
Tenant deposits held in trust                                      36,837
Prepaid revenue                                                     6,328
Equity loan                                                       684,400

Total liabilities                                               6,165,742

Commitments and contingencies                                           -

Partners' deficit                                              (1,009,974)

Total liabilities and partners' deficit                        $5,155,768

See accompanying notes to financial statements.


HRII ASSOCIATES

Statement of Operations

Year Ended December 31, 1999

Revenues:
Rent                                                           $1,056,745
Other                                                              47,496

                                                                1,104,241

Operating expenses:
Administrative                                                    196,770
Utilities                                                          67,093
Operating and maintenance                                         150,209
Taxes and insurance                                               155,579
Depreciation and amortization                                     149,135

                                                                  718,786

Income from operations                                            385,455

Other income (expense):
Interest income                                                     9,008
Interest expense                                                 (537,833)

Net loss                                                        $(143,370)

See accompanying notes to financial statements.


HRII ASSOCIATES

Statement of Changes in Partners' Deficit

Year Ended December 31, 1999


Balance, beginning of year                                   $   (866,604)

Net loss                                                         (143,370)

Balance, end of year                                          $(1,009,974)

See accompanying notes to financial statements.


HRII ASSOCIATES

Statement of Cash Flows

Year Ended December 31, 1999

Cash flow from operating activities:
Net loss                                                      $  (143,370)
Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:
Depreciation and amortization                                     149,135
(Increase) decrease in:
Tenant receivables                                                 10,640
Prepaid expenses                                                      132
Restricted deposits                                                 4,627
(Decrease) increase in:
Accounts payable                                                  (12,613)
Accrued liabilities                                                67,157
Tenant deposits                                                    (2,413)

Net cash provided by
operating activities                                               77,879

Cash flow from investing activities:
Purchase of property and equipment                                 (2,626)
Advances to related parties                                       (46,556)

Net cash used in
investing activities                                              (49,182)

Cash flow from financing activities-
payments on long-term debt                                        (25,178)

Increase in cash                                                    3,519

Cash, beginning of year                                           182,715

Cash, end of year                                             $   186,234

Cash paid during the years for:

Interest                                                      $   474,518

Income taxes                                                  $         -

See accompanying notes to financial statements.

HRII ASSOCIATES

Notes to Financial Statements

December 31, 1999


1.  Summary of Significant Accounting Policies

Business Organization
HRII Associates is a Utah Limited Partnership which was organized in 1989. The Project consists of 144 units in apartment buildings in Gresham, Oregon. The apartment complex is financed with a loan which is insured by the U.S. Department of Housing and Urban Development
(HUD), under section 221(d)(4) of the National Housing Act (HUD Project No. 126-35216). The Project's operating methods are regulated by HUD under the terms of a regulatory agreement.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk
Financial instruments which potentially subject the Partnership to concentration of credit risk consist primarily of tenant rents receivable. The Partnership maintains allowances for possible losses which, when realized, have been within range of management's expectations.

The Partnership maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Land, Buildings and Equipment
Land, buildings and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years. Major additions and improvements are capitalized while minor replacements, maintenance and repairs which do not increase the useful lives of the property are expensed as incurred.

Loan Costs
Costs incurred by the Partnership in connection with obtaining the construction loan and long-term financing have been capitalized and are amortized using the straight-line method over the term of the HUD insured mortgage.

Revenue Recognition
Prepaid rents are accrued as a liability by the Partnership and the associated revenue is recognized as it is earned. Tenant security deposits are recognized as income when forfeited.

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

Income Taxes
Under tax law provisions, the Partnership does not pay income taxes on its income. Instead, the income or loss of the Partnership is allocated to the partners, and the partners are responsible for any income taxes related to their share of allocated income.

Financial Instruments
None of the Partnership's financial instruments are held for trading purposes. The Partnership estimates that the fair value of all financial instruments at December 31, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Partnership using available market information and appropriate valuating methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realized in a current market exchange

2.  Related Party Transactions

A general partner of HRII Associates is also vice president of Overland Management Corporation. Overland Management Corporation provides services for the Partnership, which include accounting services and management functions. The management fee expensed to Overland Management Corporation for the year ended December 31, 1999 was $40,210. At December 31, 1999, the Partnership's accounts payable and accrued liabilities include $4,716 payable to Overland Management Corporation for December 1999 management fees. In addition, approximately $144,852 was paid to Overland Management Corporation to reimburse costs of payroll, payroll taxes and workman's compensation insurance for their employees who provide on-site labor to the Project.

Accrued workman's compensation and payroll taxes of $3,854 at December 31, 1999 represents a payable to Overland Management Corporation.

The Partnership has also made cash advances to entities under common ownership and management and has a receivable from those entities in the amount of $318,637.

The Partnership has payables to related companies for expenses paid on the Partnership's behalf in the amount of $79,197.

3.  Restricted Deposits

Restricted deposits consist of the following:

Property tax and insurance escrow                            $     29,000
Replacement reserve escrow                                        114,084
Equity loan reserves                                               82,362
Tenant security deposit                                            38,897

                                                              $   264,343

4.  Land, Building and Equipment

Land, buildings and equipment consist of the following:

Land and land improvements                                    $   242,044
Buildings                                                       4,530,221
Furniture for tenant use                                          295,312
Office furniture and equipment                                      5,226

                                                                5,072,803
                                                               (1,007,296)

                                                               $4,065,507

5. Mortgage Payable

The HUD insured mortgage note is payable to a financial institution in monthly installments of $37,921 including interest at 8.25%. The loan is secured by the apartment complex and matures on August 1, 2034.

Future maturities over the next five years are as follows:

Year Ending December 31:

2000                $   27,335
2001                    29,677
2002                    32,221
2003                    34,982
2004                    37,979
Thereafter           5,034,666

                    $5,196,860

6.  Equity Loan

The Partnership has a non-interest bearing equity loan payable to a financial institution payable upon maturity of the HUD insured mortgage in the amount of $684,400.

Under the terms of a separate agreement, HRII Associates is obligated to pay additional interest amounts to this financial institution based on the equity loan balance and surplus cash calculations and from the proceeds of events such as sale or refinancing of the Project. During the year ended December 31, 1999, the Partnership expensed $107,301 as interest expense related to this obligation and has a payable of $108,976 recorded in accrued liabilities at December 31, 1999.

7.  Allowable Distributions to Partners

Under the HUD regulatory agreement for Section 221(d)(4) projects, distributions to partners from funds provided by rental operations are allowed, provided: 1) surplus cash, as defined by HUD, is available for such purposes, 2) the project is in compliance with all outstanding notices of requirements for proper maintenance and 3) there is no default under the regulatory agreement or under the regulatory agreement or under the mortgage note. For the year ended December 31, 1999, there is no surplus cash.