Form 10-Q
period 2000-03-31
CAPITAL MORTGAGE PLUS L P
filed 2000-05-04
CIK 845875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                               -----------   -----------
                                                                                 March 31,   December 31,
                                                                                   2000          1999
                                                                               -----------   -----------
ASSETS

Investments in mortgage loans
  (Note 2)                                                                     $21,613,904   $21,698,812
Cash and cash equivalents                                                          988,030     1,010,890
Accrued interest receivable
  (net of allowance of $737,743
  and $737,743, respectively)                                                      525,866       437,183
Loan origination costs
  (net of accumulated
  amortization of $163,528
  and $158,800  respectively)                                                      670,421       675,149
                                                                               -----------   -----------

Total assets                                                                   $23,798,221   $23,822,034
                                                                               -----------   -----------
                                                                               -----------   -----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (continued)
                                   (Unaudited)

                                                                               -----------   -----------
                                                                                 March 31,   December 31,
                                                                                   2000          1999
                                                                               -----------   -----------
LIABILITIES AND PARTNERS' CAPITAL (Deficit)

Liabilities:
Accounts payable and other
  liabilities                                                                  $    29,039   $    20,744
Due to general partner and
  affiliates (Note 3)                                                               49,652        57,264
                                                                               -----------   -----------
Total liabilities                                                                   78,691        78,008
                                                                               -----------   -----------

Partners' capital (deficit):
Limited Partners (1,836,660 BACs
  issued and outstanding)                                                       23,868,283    23,892,289
General Partner                                                                   (148,753)     (148,263)
                                                                                -----------   -----------

Total partners' capital (deficit)                                               23,719,530    23,744,026
                                                                               -----------   -----------

Total liabilities and partners' capital
  (deficit)                                                                    $23,798,221   $23,822,034
                                                                               -----------   -----------
                                                                               -----------   -----------

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                               ---------------------------------
                                               ---------------------------------
                                                      Three Months Ended
                                                           March 31,
                                               ---------------------------------
                                                 2000                     1999
                                               ---------------------------------
Revenues
Interest income:
Mortgage loans (Note 2)                        $494,669                $496,924
Temporary investments                            11,740                  33,353
Other income                                        713                   1,463
                                               --------                --------

Total revenues                                  507,122                 531,740
                                               --------                --------

Expenses
General and administrative                       12,753                  23,235
General and administrative-
  related parties (Note 3)                       49,546                  46,881
Amortization                                     54,760                  54,760
                                               --------                --------

Total expenses                                  117,059                 124,876
                                               --------                --------

Net income                                     $390,063                $406,864
                                               --------                --------
                                               --------                --------

Allocation of Net income:

Limited Partners                               $382,262                $398,727
                                               --------                --------
                                               --------                --------

General Partner                                $  7,801                $  8,137
                                               --------                --------
                                               --------                --------

Net income per BAC                             $    .21                $    .22
                                               --------                --------
                                               --------                --------

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                 ------------------------------------------------
                                                                     Limited            General
                                                    Total            Partners           Partner
                                                 ------------------------------------------------
Partners' capital
  (deficit) -
  January 1, 2000                                $23,744,026        $23,892,289        $(148,263)
Net income                                           390,063            382,262            7,801
Distributions                                       (414,559)          (406,268)          (8,291)
                                                    --------           --------           ------
Partners' capital
  (deficit) -
  March 31, 2000                                 $23,719,530        $23,868,283        $(148,753)
                                                  ----------         ----------         --------
                                                  ----------         ----------         --------

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 ---------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                 ---------------------------------
                                                   2000                     1999
                                                 ---------------------------------
Cash flows from operating activities:

Net income                                       $   390,063         $   406,864
                                                 -----------         -----------
Adjustments to reconcile net income
 to net cash provided
 by operating activities:

Amortization expense                                  54,760              54,760
Amortization of interest rate buydown                   (363)               (363)
Increase in accrued interest
  receivable                                         (88,683)            (76,842)
Increase in accounts payable
  and other liabilities                                8,295               5,553
(Decrease) increase
in due to general partner
  and affiliates                                      (7,612)             17,204
                                                 -----------         -----------

Net cash provided by operating
  activities                                         356,460             407,176
                                                 -----------         -----------

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                               35,239              32,654
                                                 -----------         -----------

Cash flows from financing activities:
Distributions to partners                           (414,559)         (5,017,747)
                                                 -----------         -----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (Unaudited)

                                                 ---------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                 ---------------------------------
                                                   2000                     1999
                                                 ---------------------------------
Net decrease in cash and
  cash equivalents                                   (22,860)         (4,577,917)

Cash and cash equivalents at
  beginning of period                              1,010,890           5,491,915
                                                 -----------         -----------

Cash and cash equivalents at
  end of period                                  $   988,030         $   913,998
                                                 -----------         -----------
                                                 -----------         -----------

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 2000, the results of operations and its cash flows for the three months ended March 31, 2000 and 1999. However, the operating results for the three months ended March 31, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)
Note 2  - Investments in Loans
The Partnership originally funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325. One loan with a mortgage and equity loan in the aggregate amount of $5,100,000 was repaid on December 16, 1998.

Information relating to investments in mortgage loans and equity loans as of March 31, 2000 is as follows:

                                                                                        Amounts Advanced
                                                            -----------------------------------------------------------------------
                        No. of                   Final                                        Total      Investments    Investments
Property/             Apartment    Date of     Maturity       Mortgage        Equity         Amounts     in Loans at    in Loans at
Location                Units     Investment     Date           Loans          Loans         Advanced    3/31/2000(e)   12/31/99(E)
---------             ---------   ----------   --------       --------        ------         --------    ------------   -----------
Mortenson                104         8/90        8/30       $ 4,974,090      $ 577,885      $5,551,975    $4,804,484    $4,827,911
Manor
Apts./
Ames, IA
Windemere                204         9/90        9/30         8,110,300        736,550       8,846,850     7,978,167     8,006,301
Apts./
Wichita, KS
Fieldcrest III           112         8/91        8/31         3,343,700        383,300       3,727,000     3,358,226     3,370,691
Apts./
Dothan, AL
Holly Ridge              144         3/93        3/33         5,310,100        684,400       5,994,500     5,473,027     5,493,909
II Apts./
Gresham, OR
                                                            ----------------------------------------------------------------------
Total                                                       $21,738,190     $2,382,135     $24,120,325   $21,613,904   $21,698,812
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------


                                           Interest Earned by the Partnership during 2000
                             ---------------------------------------------------------------------------
                                  Non-contingent                             Contingent
                             ------------------------     ----------------------------------------------
                                                                                 Cash
                                                                                 Flow
                               Base        Default         Annual               Partici-
                             Interest      Interest        Yield                pation            Total
Property/                    Amount/       Amount/         Amount/              Amount/         Interest
Location                     Rate (A)      Rate (B)        Rate (C)             Rate (D)         Earned
---------                    --------      --------        --------           ---------        ---------
Mortenson                    $ 74,580      $ 23,403        $     0            $      0         $ 97,983
Manor                            6.45%         1.98%           .97%              30.00%
Apts./
Ames, IA
Windemere                     155,754        31,602              0                   0          187,356
Apts./                           7.95%         1.60%          1.08%              30.00%
Wichita, KS
Fieldcrest III                 70,603             0         11,729                   0           82,332
Apts./                           8.68%            0%          1.36%              30.00%
Dothan, AL
Holly Ridge                   105,472        21,526              0                   0          126,998
II Apts./                       8.125%         1.00%           .64%              30.00%
Gresham, OR
                         ------------------------------------------------------------------------------
Total                        $406,409      $ 76,531        $11,729            $      0         $494,669
                         ------------------------------------------------------------------------------
                         ------------------------------------------------------------------------------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,915,149 and $ 698,755 at March 31, 2000 and $ 20,950,388 and $ 748,424 , respectively, at December 31, 1999.

Investments in loans
  January 1, 1999                             $22,031,917

Additions:
  Fieldcrest discount amortization                  1,452

Deductions:
  Amortization of equity loans                   (200,130)
  Collection of principal - Mortenson             (43,761)
                          - Windemere             (48,676)
                          - Fieldcrest            (16,813)
                          - Holly Ridge           (25,177)
                                              -----------
                                                 (334,557)
                                              -----------
Investments in loans
  December 31, 1999:                           21,698,812
                                              -----------
Additions:
  Fieldcrest discount amortization                    363

Deductions
  Amortization of equity loans                    (50,032)
  Collection of principal - Mortenson             (11,387)
                          - Windemere             (12,789)
                          - Fieldcrest             (4,438)
                          - Holly Ridge            (6,625)
                                              -----------
                                                  (85,271)
                                              -----------

Investments in loans March 31, 2000           $21,613,904
                                              -----------
                                              -----------

The Mortenson Manor and Windemere Mortgages are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III and Holly Ridge Mortgages are insured by HUD.

In addition to the interest rate during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent loan interest and accrued interest if any, and certain amounts from sales or refinancing proceeds

The equity loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the projects. The equity loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

All loans have call provisions effective ten years following final endorsement and a grace period.

At March 31, 2000, all of the loans due to the Partnership are current with respect to their FHA Mortgage obligations. Mortenson has not paid approximately $608,800 of default interest due for the years ended December 31, 1993 to December 31, 1999, and Windemere has not paid its default interest of approximately $130,000 for the year ended December 31, 1996 resulting in an allowance for uncollectability relating to the default interest amounting to approximately $738,000 at both March 31, 2000 and December 31, 1999.

Note 3 - Related Parties

The costs incurred to related parties for the three months ended March 31, 2000 and 1999 were as follows:

                                                 ---------------------------
                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                   2000                1999
                                                 ---------------------------
Partnership management fees (a)                  $31,592             $31,592
Expense reimbursement (b)                         17,954              15,289
                                                 -------             -------
Total general and administrative-                $49,546             $46,881
  related parties                                -------             -------


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At both December 31, 2000 and March 31,2000 a balance of approximately $32,000 was due to the General Partners for these fees.

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

Note 4 - Subsequent Event

It is anticipated that during May 2000, a distribution of approximately $406,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 2000 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the three months ended March 31, 2000, cash and cash equivalents of the Partnership decreased by approximately $23,000 due to cash provided by operating activities of approximately $356,000, collections of principal on mortgage loans of approximately $35,000 and distributions paid to partners of approximately $415,000 Included in the adjustments to reconcile the net income to cash flow provided by operating activities is amortization of approximately $54,000.

A distribution of approximately $406,000 was made to the limited partners or BACs holders during the three months ended March 31, 2000. A total of approximately $8,000 was distributed to the General Partner during the three months ended March 31, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

Results of operations for the three months ended March 31, 2000 and 1999 consisted primarily of interest income earned from in-vestment in mortgage loans of approximately $495,000 and $497,000, respectively.

Interest income from temporary investments decreased approximately $22,000 for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to higher cash and cash equivalents balances in 1999 from the cash received from the repayment of the Willow Trace Mortgage in 1998. A significant amount of the cash received from the repayment of the Willow Trace Mortgage was distributed to BACs holders on February 15,1999.

General and administrative expenses decreased approximately $10,000 for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to a decrease in legal expenses.

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

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits:

           27 Financial Data Schedule (filed herewith).

       (b) Current report on Form 8-K -

           No reports on form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                CAPITAL MORTGAGE PLUS L.P.


                By: CIP ASSOCIATES, INC.
                    General Partner


Date: May 4, 2000

                   By: /s/ Alan P. Hirmes
                      -------------------
                      Alan P. Hirmes
                      Senior Vice President
                      (Principal Executive and Financial
                      Officer)

Date: May 4, 2000

                   By: /s/ Glenn F. Hopps
                      -------------------
                      Glenn F. Hopps
                      Treasurer
                      (Principal Accounting Officer)