Form 10-Q
period 2000-06-30
CAPITAL MORTGAGE PLUS L P
filed 2000-08-04
CIK 845875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-18491


                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                    13-3502020
 ------------------------------           --------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------           ---------
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
                                   (Unaudited)


                                               ============         ============
                                                  June 30,          December 31,
                                                    2000                   1999
                                               ------------         ------------
ASSETS

Investments in mortgage loans
 (Note 2)                                        $21,530,588        $21,698,812
Cash and cash equivalents                            964,238          1,010,890
Accrued interest receivable
 (net of allowance of $737,743
 and $737,743, respectively)                         602,526            437,183
Loan origination costs
 (net of accumulated
 amortization of $168,256
 and $158,800  respectively)                         665,693            675,149
                                                  ------------      -----------

Total assets                                     $23,763,045        $23,822,034
                                                 =============      ===========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                   (continued)


                                               ============         ============
                                                  June 30,          December 31,
                                                    2000                   1999
                                               ------------         ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Accounts payable and other
 liabilities                                 $         0            $    20,744
Due to general partner and
 affiliates (Note 3)                              48,592                 57,264
                                               ------------         -----------
Total liabilities                                 48,592                 78,008
                                               ------------         -----------

Partners' capital (deficit):
Limited Partners (1,836,660 BACs
 issued and outstanding)                      23,863,307             23,892,289
General Partner                                 (148,854)              (148,263)
                                             -------------         ------------

Total partners' capital (deficit)             23,714,453             23,744,026
                                             -------------         ------------

Total liabilities and partners' capital
 (deficit)                                   $23,763,045            $23,822,034
                                             =============         ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                    ======================  ====================
                                       Three Months Ended      Six Months Ended
                                              June 30,              June 30,
                                    ----------------------  --------------------
                                    2000             1999    2000          1999
                                    ----------------------  --------------------
Revenues
Interest income:
Mortgage loans
  (Note 2)                        $ 515,721     $498,286   $1,010,390  $ 995,210
Temporary
  investments                        11,374        8,938       23,114     42,291
Other income                            813        1,063        1,526      2,526
                                   ----------    --------- ----------  ---------

Total revenues                      527,908      508,287    1,035,030  1,040,027
                                   ----------    --------- ----------  ---------

Expenses
General and
  administrative                     15,690        4,251       28,443     27,487
General and
  administrative-
  related parties
  (Note 3)                           53,594       51,470      103,140     98,351
Amortization                         54,761       54,761      109,521    109,520
                                   ----------    --------- ----------  --------

Total expenses                      124,045      110,482      241,104    235,358
                                   ---------     --------- ----------  ---------

Net income                        $ 403,863     $397,805   $  793,926  $ 804,669
                                   =========     ========= ==========  =========

Allocation of Net
  income:

Limited Partners                  $ 395,785     $389,849   $  778,047  $ 788,576
                                   =========     ========= ==========  =========

General Partner                   $   8,078     $  7,956   $   15,879  $  16,093
                                   =========     ========= ==========  =========

Net income per BAC                $   0.21      $  0.21    $    0.42   $    0.43
                                   =========     ========= ==========  =========

See Accompanying Notes to Consolidated Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                           ====================================
                                                        Limited         General
                                            Total       Partners        Partner
                                           ------------------------------------
Partners' capital
  (deficit) -
  January 1, 2000                         $23,744,026   $23,892,289  $ (148,263)
Net income                                    793,926       778,047      15,879
Distributions                                (823,499)     (807,029)    (16,470)
                                          ------------  ------------ -----------
Partners' capital
  (deficit) -
  June 30, 2000                           $23,714,453   $23,863,307  $ (148,854)
                                          ============  ============ ===========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        =======================
                                                          Six Months Ended
                                                               June 30,
                                                         2000              1999
                                                        -----------------------
Cash flows from operating activities:

Net income                                            $   793,926   $   804,669

Adjustments to reconcile net income
 to net cash provided
 by operating activities:

Amortization expense                                      109,521       109,520
Amortization of interest rate buydown                        (726)         (726)
Increase in accrued interest
  receivable                                             (165,343)      (53,456)
Decrease in accounts payable
  and other liabilities                                   (20,744)      (14,008)
(Decrease) increase
in due to general partner
  and affiliates                                           (8,672)        5,983
                                                      ------------  ------------

Net cash provided by operating
  activities                                              707,962       851,982
                                                      -----------   ------------

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                                    68,885        65,934
                                                      -----------   ------------

Cash flows from financing activities:
Distributions to partners                                (823,499)   (5,423,311)
                                                      -----------   ------------



                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                        =======================
                                                          Six Months Ended
                                                               June 30,
                                                         2000              1999
                                                        -----------------------
Net decrease in cash and
  cash equivalents                                       (46,652)    (4,505,395)

Cash and cash equivalents at
  beginning of period                                  1,010,890      5,491,915
                                                      -----------   ------------

Cash and cash equivalents at
  end of period                                       $  964,238    $   986,520
                                                      ===========   ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. However, the operating results for the six months ended June 30, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

Note 2  - Investments in Loans
The Partnership originally funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325. One loan with a mortgage and equity loan in the aggregate amount of $5,100,000 was repaid on December 16, 1998.

Information relating to investments in mortgage loans and equity loans as of June 30, 2000 is as follows:


                                               Date
                              No. of           of             Final
Property/                     Apart-           Invest-        Maturity
Location                       Units           ment           Date
---------                    -------          -------        -------

Mortenson                     104              8/90           8/30
Manor
Apts./
Ames, IA
Windemere                     204              9/90           9/30
Apts./
Wichita, KS
Fieldcrest IIII               112              8/91           8/31
Apts./
Dothan, AL
Holly Ridge                   144              3/93           3/33
II Apts./
Gresham, OR

Total


                                                   Amounts Advanced
                          ---------------------------------------------------------------------------


                                                  Total  Amounts     Investments          Investments
Property/                  Mortgage     Equity                        in Loans at         in Loans at
Location                   Loans        Loans      Advanced           6/30/2000(E)        12/31/99(E)
---------                  --------   ---------   ----------        --------------       ------------

Mortenson                $ 4,974,090    $577,885   $5,551,975         $4,780,873          $ 4,827,911
Manor
Apts./
Ames, IA
Windemere                  8,110,300     736,550    8,846,850          7,949,775            8,006,301
Apts./
Wichita, KS
Fieldcrest IIII            3,343,700     383,300    3,727,000          3,345,664            3,370,691
Apts./
Dothan, AL
Holly Ridge                5,310,100     684,400    5,994,500          5,454,276            5,493,909
II Apts./
Gresham, OR

                         --------------------------------------------------------         -----------------
Total                    $21,738,190  $2,382,135   $24,120,325        $21,530,588         $21,698,812
                         ========================================================         =================



                                         Interest earned by the Partnership during 2000
                                -----------------------------------------------------------------
                                    Non-Contingent                            Contingent
                                -----------------------------------------------------------------
                                                                              Cash
                                                                              Flow
                                 Base            Default         Annual       Partici-
                                 Interest        Interest        Yield         pation         Total
Property/                        Amount/         Amount/         Amount/       Amount/        Interest
Location                         Rate(A)         Rate(B)         Rate(C)       Rate(D)          Earned
---------                        --------       --------       ---------     ----------     ----------

Mortenson                       $ 149,248       $ 46,973         $  0          $  0          $196,221
Manor                              6.45%          1.98%          .97%        30.00%
Apts./
Ames, IA
Windemere                         310,795         63,356            0             0           374,151
Apts./                             7.95%          1.60%         1.08%        30.00%
Wichita, KS
Fieldcrest IIII                   140,918              0       23,505             0           164,423
Apts./                             8.68%             0%         1.36%        30.00%
Dothan, AL
Holly Ridge                       210,807         43,131            0        21,657           275,595
II Apts./                         8.125%          1.00%          .64%        30.00%
Gresham, OR

                              -----------------------------------------------------------------------
Total                           $ 811,768       $ 153,460     $23,505       $21,657        $1,010,390
                              =======================================================================


                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

(A) Base interest on the Mortgages is that amount that is insured/co-insured by HUD and is being shown net of servicing fees.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by Partnership interests.

(C) Annual Yield is the amount over the default rate and is contingent upon property cash flow.

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Holly Ridge provided sufficient cash flow in 1998 to pay the Partnership a participation during 2000.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,881,503 and $649,085 at June 30, 2000 and $20,950,388 and $748,424 , respectively, at
December 31, 1999.


Investments in loans
 January 1, 1999                                           $22,031,917

Additions:
 Fieldcrest discount amortization                                1,452

Deductions:
 Amortization of equity loans                                 (200,130)
 Collection of principal - Mortenson                           (43,761)
                     - Windemere                               (48,676)
                     - Fieldcrest                              (16,813)
                     - Holly Ridge                             (25,177)
                                                          -------------
                                                              (334,557)
                                                          -------------

  Investments in loans December 31, 1999                    21,698,812
                                                          -------------

Additions:
 Fieldcrest discount amortization                                  726

Deductions
 Amortization of equity loans                                 (100,065)
 Collection of principal - Mortenson                           (22,959)
                     - Windemere                               (25,836)
                     - Fieldcrest                               (8,973)
                     - Holly Ridge                             (11,117)
                                                           ------------
                                                              (168,950)
                                                           ------------

Investments in loans June 30, 2000                          $21,530,588
                                                            ===========

The Mortenson Manor and Windemere Mortgages are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III and Holly Ridge Mortgages are insured by HUD.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

In addition to the interest rate during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent loan interest and accrued interest if any, and certain amounts from sales or refinancing proceeds.

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

At June 30, 2000, all of the loans due to the Partnership are current with respect to their FHA Mortgage obligations. Mortenson has not paid approximately $608,800 of default interest due for the years ended December 31, 1993 to December 31, 1999, and Windemere has not paid its default interest of approximately $130,000 for the year ended December 31, 1996 resulting in an allowance for uncollectability relating to the default interest amounting to approximately $738,000 at both June 30, 2000 and December 31, 1999.

Note 3 - Related Parties
The costs incurred to related parties for the three and six months ended June 30, 2000 and 1999 were as follows:


                         Three Months Ended                    Six Months Ended
                                June 30,                             June 30,
                         ----------------------         -----------------------
                         2000              1999         2000               1999
                         ----------------------         -----------------------
Partnership manage-
  ment fees (a)          $31,592       $31,592         $ 63,184         $63,184
Expense reimburse-
  ment (b)                22,002        19,878           39,956          35,167
                          ------        ------           ------          ------

Total general and
  administrative-
  related parties        $53,594       $51,470         $103,140         $98,351
                          ======        ======          =======          ======

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At both June 30, 2000 and December 31, 1999 a balance of approximately $32,000 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $17,000 and $26,000 were accrued and unpaid as of June 30, 2000 and December 31, 1999, respectively.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

Note 4 - Subsequent Event

It is anticipated that during August 2000, a distribution of approximately $401,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 2000 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the six months ended June 30, 2000, cash and cash equivalents of the Partnership decreased by approximately $47,000 due to cash provided by operating activities of approximately $708,000, collections of principal on mortgage loans of approximately $69,000 and distributions paid to partners of approximately $823,000 Included in the adjustments to reconcile the net income to cash flow provided by operating activities is amortization of approximately $109,000.

A distribution of approximately $807,000 was made to the limited partners or BACs holders during the six months ended June 30, 2000. A total of approximately $16,000 was distributed to the General Partner during the six months ended June 30, 2000.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's investments in mortgage loans are insured or co-insured by HUD and a private mortgage lender (which is an affiliate of the General Partner). The Partnership's investments in uninsured non-interest bearing equity loans (which represent approximately 10% of the Partnership's portfolio) are secured by a Partnership interest in properties which are diversified by location so that if one area of the United States is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

Results of operations for the three and six months ended June 30, 2000 and 1999 consisted primarily of interest income earned from investment in mortgage loans of approximately $516,000 and $498,000 and $1,010,000 and $995,000,
respectively.

Interest income from temporary investments decreased approximately $19,000 for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to higher cash and cash equivalents balances in 1999 from the cash received from the repayment of the Willow Trace Mortgage in 1998. A significant amount of the cash received from the repayment of the Willow Trace Mortgage was distributed to BACs holders on February 15, 1999.

General and administrative expenses increased approximately $11,000 for the three months ended June 30, 2000 as compared to the same period in 1999 primarily due to an overaccrual of legal and accounting expenses in the first quarter of 1999 which was corrected in the second quarter of 1999.

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

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

               27 Financial Data Schedule (filed herewith).

           (b) Current report on Form 8-K -

               No reports on form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                           By: CIP ASSOCIATES, INC.
                               General Partner

Date: August 3,2000

                               By: /s/ Alan P. Hirmes
                                  -------------------
                                  Alan P. Hirmes
                                  Senior Vice President
                                  (Principal Executive and Financial
                                  Officer)

Date: August 3, 2000

                               By: /s/ Glenn F. Hopps
                                  -------------------
                                  Glenn F. Hopps
                                  Treasurer
                                  (Principal Accounting Officer)