Form 10-Q
period 2000-09-30
CAPITAL MORTGAGE PLUS L P
filed 2000-11-01
CIK 845875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          13-3502020
-------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


625 Madison Avenue, New York, New York                       10022
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                    =============  ============
                                    September 30,  December 31,
                                          2000          1999
                                    -------------  ------------
ASSETS

Investments in mortgage loans
  (Note 2)                             $21,442,041   $21,698,812
Cash and cash equivalents                  993,066     1,010,890
Accrued interest receivable
  (net of allowance of $737,743
  and $737,743, respectively)              655,020       437,183
Loan origination costs
  (net of accumulated
  amortization of $172,984
  and $158,800  respectively)              660,965       675,149
                                       -----------   -----------

Total assets                           $23,751,092   $23,822,034
                                       ===========   ===========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                   (continued)

                                         ==============   ============
                                          September 30,    December 31,
                                              2000            1999
                                          -------------   ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Accounts payable and other
  liabilities                             $     2,491     $     20,744
Due to general partner and
  affiliates (Note 3)                          51,768           57,264
                                          -----------     ------------
Total liabilities                              54,259           78,008
                                          -----------     ------------

Partners' capital (deficit):
Limited Partners (1,836,660 BACs
  issued and outstanding)                  23,846,040       23,892,289
General Partner                              (149,207)        (148,263)
                                          -----------     ------------
Total partners' capital (deficit)          23,696,833       23,744,026
                                          -----------     ------------
Total liabilities and partners' capital
  (deficit)                               $23,751,092     $ 23,822,034
                                          ===========     ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                   ======================   ======================
                     Three Months Ended         Nine Months Ended
                         September 30,           September 30,
                   ----------------------   ----------------------
                        2000       1999        2000         1999
                   ----------------------   ----------------------
Revenues
Interest income:
Mortgage loans
  (Note 2)            $492,237   $496,609   $1,502,627   $1,491,819
Temporary
  investments           10,736      9,154       33,850       51,445
Other income             1,063      2,258        2,589        4,784
                      --------   --------   ----------   ----------

Total revenues         504,036    508,021    1,539,066    1,548,048
                      --------   --------   ----------   ----------

Expenses
General and
  administrative         8,486     12,472       36,929       39,959
General and
  administrative-
  related parties
  (Note 3)              49,471     46,592      152,611      144,943
Amortization            54,760     54,761      164,281      164,281
                      --------   --------   ----------   ----------

Total expenses         112,717    113,825      353,821      349,183
                      --------   --------   ----------   ----------

Net income            $391,319   $394,196   $1,185,245   $1,198,865
                      --------   --------   ----------   ----------

Allocation of Net
  income:

Limited Partners      $383,493   $386,312   $1,161,540   $1,174,888
                      ========   ========   ==========   ==========

General Partner$         7,826   $  7,884   $   23,705   $   23,977
                      ========   ========   ==========   ==========

Net income per BAC    $   0.21   $    .21   $     0.63   $      .64
                      ========   ========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                         =====================================
                                        Limited      General
                             Total      Partners     Partner
                         -------------------------------------
Partners' capital
  (deficit) -
  January 1, 2000        $23,744,026  $23,892,289   $ (148,263)
Net income                 1,185,245    1,161,540       23,705
Distributions             (1,232,438)  (1,207,789)     (24,649)
                         -----------  -----------    ----------
Partners' capital
  (deficit) -
  September 30, 2000     $23,696,833  $23,846,040   $ (149,207)
                         ===========  ===========    ==========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        ========================
                                             Nine Months Ended
                                               September 30,
                                        ------------------------
                                            2000        1999
                                        ------------------------
Cash flows from operating activities:

Net income                              $1,185,245    $1,198,865

Adjustments to reconcile net income
 to net cash provided by
 operating activities:

Amortization expense                       164,281       164,281
Amortization of interest rate buydown       (1,089)       (1,089)
Increase in accrued interest
  receivable                              (217,837)      (98,961)
Decrease in accounts payable
  and other liabilities                    (18,253)      (19,272)
(Decrease) increase
in due to general partner
  and affiliates                            (5,496)       13,001
                                        ----------    ----------

Net cash provided by operating
  activities                             1,106,851     1,256,825
                                        ----------    ----------

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                    107,763        99,855
                                        ----------    ----------

Cash flows from financing activities:
Distributions to partners               (1,232,438)   (5,833,374)
                                        ----------    ----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                        ========================
                                             Nine Months Ended
                                               September 30,
                                        ------------------------
                                            2000        1999
                                        ------------------------
Net decrease in cash and
  cash equivalents                         (17,824)   (4,476,694)

Cash and cash equivalents at
  beginning of period                    1,010,890     5,491,915
                                        ----------    ----------

Cash and cash equivalents at
  end of period                         $  993,066    $1,015,221
                                        ==========    ==========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. However, the operating results and cash flows for the nine months ended September 30, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)
Note 2  - Investments in Loans
The Partnership originally funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325. One loan with a mortgage and equity loan in the aggregate amount of $5,100,000 was repaid on December 16, 1998.

Information relating to investments in mortgage loans and equity loans as of September 30, 2000 is as follows:

                                  Amounts Advanced
                           -------------------------------

                No of     Date
                Apart-     of      Final                                   Total         Investment     Investment
Property/       ment     Invest-  Maturity    Mortgage         Equity     Amounts       in Loans at     in Loans at
Location        Units      ment     Date       Loans           Loans     Advanced       9/30/2000(E)    12/31/99(E)
--------------  ------   -------  --------  -----------      ---------  ----------      ------------  --------------
Mortenson         104      8/90     8/30    $ 4,974,090      $ 577,885  $ 5,551,975     $  4,757,075  $  4,827,911
Manor
Apts./
Ames, IA
Windemere         204      9/90     9/30      8,110,300        736,550    8,846,850        7,921,119     8,006,301
Apts./
Wichita, KS
Fieldcrest III    112      8/91     8/31      3,343,700        383,300    3,727,000        3,333,002     3,370,691
Apts./
Dothan, AL
Holly Ridge       144      3/93     3/33      5,310,100        684,400    5,994,500        5,430,845     5,493,909
II Apts./
30.00%
Gresham, OR
                 -----------------------------------------------------------------------------------------------------
Total                                       $21,738,190     $2,382,135  $24,120,325      $21,442,041   $21,698,812
                 =====================================================================================================


                 Interest earned by the Partnership during 2000
                 ------------------------------------------------------------------
                             Non-contingent                  Contingent
                 ------------------------------------------------------------------
                                                                Cash
                                                                Flow
                           Base         Default     Annual     Partici-
                         Interest       Interest     Yield      pation       Total
Property/                Amount/        Amount/     Amount/     Amount/    Interest
Location                 Rate (A)        Rate(B)     Rate(C)    Rate(D)     Earned
--------------         ------------    ----------   --------   ---------  ---------
Mortenson              $   223,458     $  70,290        $0         $0     $ 293,748
Manor                         6.45%         1.98%      .97%     30.00%
Apts./
Ames, IA
Windemere                  465,572        94,648         0         0        560,220
Apts./                        7.95%         1.60%     1.08%    30.00%
Wichita, KS
Fieldcrest III             211,133             0    35,137         0        246,270
Apts./                        8.68%            0%     1.36%    30.00%
Dothan, AL
Holly Ridge                316,003        64,729         0     21,657       402,389
II Apts./                    8.125%         1.00%      .64%    30.00%
30.00%
Gresham, OR
                        -----------------------------------------------------------
Total                   $1,216,166       $229,667  $35,137    $21,657    $1,502,627
                        ===========================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

(A) Base interest on the Mortgages is that amount that is insured/co-insured by HUD and is shown net of servicing fees.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the amortized balance of the equity loans in the amounts of $20,842,625 and $599,416 at September 30, 2000 and $20,950,388 and $748,424, respectively, at
December 31, 1999.

Investments in loans
  January 1, 1999                             $22,031,917

Additions:
  Fieldcrest discount amortization                  1,452

Deductions:
  Amortization of equity loans                   (200,130)
  Collection of principal - Mortenson             (43,761)
                      - Windemere                 (48,676)
                      - Fieldcrest                (16,813)
                      - Holly Ridge               (25,177)
                                             -------------
                                                 (334,557)
                                             -------------
  Investments in loans December 31, 1999       21,698,812
                                             -------------
Additions:
  Fieldcrest discount amortization                  1,089

Deductions
  Amortization of equity loans                   (150,097)
  Collection of principal - Mortenson             (34,718)
                      - Windemere                 (39,148)
                      - Fieldcrest                (13,608)
                      - Holly Ridge               (20,289)
                                             -------------
                                                 (257,860)
                                             -------------
Investments in loans September 30, 2000       $21,442,041
                                             =============

The Mortenson Manor and Windemere Mortgages are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III and Holly Ridge Mortgages are insured by HUD.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

In addition to the interest rate during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent loan interest and accrued interest, if any, and certain amounts from sales or refinancing proceeds.

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

At September 30, 2000, all of the loans due to the Partnership are current with respect to their FHA Mortgage obligations. Mortenson has not paid approximately $608,800 of default interest due for the years ended December 31, 1993 to December 31, 1999, and Windemere has not paid its default interest of approximately $130,000 for the year ended December 31, 1996, resulting in an allowance for uncollectability relating to the Default Interest amounting to approximately $738,000 at both September 30, 2000 and December 31, 1999.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

Note 3 - Related Parties

The costs incurred to related parties for the three and nine months ended September 30, 2000 and 1999 were as follows:

                     Three Months Ended     Nine Months Ended
                        September 30,         September 30,
                     ------------------    --------------------
                        2000       1999      2000       1999
                     ------------------    --------------------
Partnership manage-
  ment fees (a)       $31,592    $31,592  $  94,776  $  94,776
Expense reimburse-
  ment (b)             17,879     15,000     57,835     50,167
                       ------     ------   --------   --------

Total general and
  administrative-
  related parties     $49,471    $46,592   $152,611   $144,943
                       ======     ======    =======    =======


(a) A partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At both September 30, 2000 and December 31, 1999 a balance of approximately $32,000 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $20,000 and $26,000 were accrued and unpaid as of September 30, 2000 and December 31, 1999, respectively.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

Note 4 - Subsequent Event

It is anticipated that during November 2000, distributions of approximately $400,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 2000 third quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the nine months ended September 30, 2000, cash and cash equivalents of the Partnership decreased by approximately $18,000 due to cash provided by operating activities of approximately $1,107,000, collections of principal on mortgage loans of approximately $108,000 and distributions paid to Partners of approximately $1,232,000 Included in the adjustments to reconcile the net income to cash flow provided by operating activities is amortization of approximately $163,000.

A distribution of approximately $1,208,000 was made to the Limited Partners or BACs holders during the nine months ended September 30, 2000. A total of approximately $25,000 was distributed to the General Partner during the nine months ended September 30, 2000.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Results of operations for the three and nine months ended September 30, 2000 and 1999 consisted primarily of interest income earned from investment in mortgage loans of approximately $493,000 and $497,000 and $1,503,000 and $1,492,000,
respectively.

Interest income from temporary investments decreased approximately $18,000 for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to higher cash and cash equivalents balances in 1999 from the cash received from the repayment of the Willow Trace Mortgage in 1998. A significant amount of the cash received from the repayment of the Willow Trace Mortgage was distributed to BACs holders on February 15, 1999.

General and administrative expenses decreased approximately $4,000 for the three months ended September 30, 2000 as compared to the same period in 1999 primarily due to a decrease in printing costs in 2000.

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

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

               27 Financial Data Schedule (filed herewith).

           (b) Current report on Form 8-K -

               No reports on form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                           By: CIP ASSOCIATES, INC.
                               General Partner

Date:  October 25, 2000

                               By:/s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  Senior Vice President
                                  (Principal Executive and Financial
                                  Officer)

Date: October 25, 2000

                               By:/s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps
                                  Treasurer
                                  (Principal Accounting Officer)