Form 10-K
period 2000-12-31
CAPITAL MORTGAGE PLUS L P
filed 2001-03-30
CIK 845875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)
        Delaware                                            13-3502020
---------------------------------                     ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Madison Avenue, New York, New York                         10022
--------------------------------------                  -----------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

   None

Securities registered pursuant to Section 12(g) of the Act:

   Beneficial Assignment Certificates

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
     Registrant's prospectus dated May 10, 1989, as supplemented July 7, 1989, January 8, 1990, February 9, 1990, May 18, 1990, and October 24, 1990, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 25
Page 1 of 77

                                     PART I

Item 1.  Business.

General
-------

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

Investment Objectives
---------------------

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

The Registrant originated federally insured and co-insured first mortgage construction and permanent loans ("Mortgages") to finance multi-family residential rental properties ("Developments" and each a "Development") developed by unaffiliated entities. All base interest and initially at least 90% in the aggregate of the principal of the Mortgages in which the Registrant invests are insured or coinsured by the Department of Housing and Urban Development ("HUD") and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The remaining 10% of the Registrant's portfolio is comprised of uninsured non-interest bearing equity loans made directly to the same developers as the Mortgages for, among other purposes, defrayal of certain specific cash requirements of the properties. The Registrant made five mortgage loans in the aggregate amount of $26,158,190 and five non-interest bearing equity loans in the aggregate amount of $3,062,135 in connection with five multi-family projects. The mortgage and equity loan relating to the Willow Trace Apartments ("Willow Trace"), was repaid in full on December 16, 1998.

The Registrant is engaged solely in the business of investing in Mortgages and equity loans; therefore, presentation of industry segment information is not applicable.

For detailed financial information pertaining to the Registrant see Item 8, Financial Statements and Supplementary Data, below.

Investments
-----------

The following table lists the mortgage loans and equity loans as of February 28, 2001; it excludes the investment in Willow Trace which was repaid on December
16, 1998:

                                  Original  Interest
                         Date of  Mortgage   Rate on    Equity  Final
                          Invest-  Loan      Mortgage    Loan  Endorse-  Term  Occu-
Project          Location  ment   Amount(2)  Loan(1)    Amount   ment    (7)   pancy
-------          --------  ----   ---------  --------   ------   ----     --   -----

Mortenson Manor  Ames,    8/31/               8.43%-                   40
Apartments (3)   Iowa      1990   $4,974,090  9.4%  $577,885   2/92    years  100%
Windemere        Wichita, 9/28/               9.62%-                   40
Apartments (4)   Kansas    1990   8,110,300  10.7%   736,550   7/92    years   81%
Fieldcrest III   Dothan,  8/27/               8.75%-                   40
Apartments (5)   Alabama   1991   3,343,700  10.11%  383,300   11/92   years   98%
Holly Ridge II   Gresham, 3/16/               9.25%-                   40
Apartments (6)   Oregon    1993   5,310,100   9.89%  684,000   6/95    years   99%
                                  ---------          -------
                                  $21,738,190       $2,382,135
                                   ==========        =========

(1) The minimum interest rate shown above includes interest payable under the first mortgage note plus additional interest payable pursuant to the terms of a Limited Operating Guaranty agreement for Fieldcrest III Apartments ("Fieldcrest") and Holly Ridge II Apartments ("Holly Ridge") and the Additional Interest Guaranty agreements for Mortenson Manor Apartments ("Mortenson") and Windemere Apartments ("Windemere").

(2) The Mortenson and Windemere mortgage loans are co-insured by HUD and RMC. The Fieldcrest and Holly Ridge mortgage loans are fully insured by HUD. As of February 28, 2001, all loan amounts have been disbursed.

(3) Default Interest payments in the aggregate amount of approximately $742,000 for the years ended December 31, 1993 through 2000 have not been received and, as a result, the Registrant established an allowance for uncollectability which equals approximately $656,000 and $608,000 at December 31, 2000 and 1999, respectively.

(4) A Default Interest payment of $126,435 for the period January 2000 to December 2000 is expected to be received during the second quarter of 2001. The Default Interest payments of approximately $127,000 and $130,000 for the years ended December 31, 1999 and 1996, respectively, have not been received and as a result, the Registrant established an allowance for uncollectability which equals approximately $257,000 at December 31, 2000.

(5) A Contingent Interest payment of $46,814 for the period January 2000 to December 2000 is expected to be received during the second quarter of 2001.

(6) Default and Contingent Interest payments of $51,844 and $34,561 and $52,095 and $35,224, respectively, for the periods July 2000 to December 2000 and July 1999 to December 1999 is expected to be received during the second quarter of 2001 and was received in the first quarter of 2001, respectively.

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

The following is the interest income from mortgage loans as a percentage of total revenues.

                         2000             1999              1998
                         ----             ----              ----
Mortenson                19%              19%               13%
Windemere                37               37                24
Fieldcrest               16               16                13
Holly Ridge              26               25                17
Willow Trace              0                0                20


Repayment of Mortgage Loan
--------------------------

On December 16, 1998, Willow Partners, Ltd. (the "Owner"), the owner of Willow Trace, prepaid the outstanding FHA Co-Insured Mortgage Loan (the "Mortgage Loan") and equity loan (the "Equity Loan") in full. The Mortgage Loan and the Equity Loan were secured by a mortgage on the Willow Trace property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $5,372,859, including the $4,275,984 outstanding balance of the Mortgage Loan, the $680,000 Equity Loan, a $213,799 prepayment premium (which is included in other income on the Statements of Income), and $203,076 of additional interest due pursuant to the loan documents.

On December 28, 1998, the Partnership used a portion of the repayment proceeds to pay then current payables, including $344,000 of accrued Partnership management fees owed to the General Partner, and to replenish reserves. Of the balance of the repayment proceeds, $4,499,817 ($2.45 per BAC, as that term is defined below) was distributed to the BACs holders and $45,453 was distributed to the General Partner.

Competition
-----------

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

Employees
---------

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of December 31, 2000, the Registrant had issued and outstanding 1,836,660 limited partnership interests ("Limited Partnership Interests"). All of the issued and outstanding Limited Partnership Interests are issued to Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which has issued Beneficial Assignment Certificates ("BACs"). Each BAC represents all of the economic and virtually all of the material ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BACs. There is currently no established public trading market for BACs and it is not anticipated that BACs will be listed for trading on any securities exchange or included for quotation on the Nasdaq National Market.

All of the Registrant's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Amended and Restated Agreement of Limited Partnership.


Distribution Information
------------------------

Cash distributions per BAC made to the limited partners or BACs holders for the following quarters in 2000, 1999 and 1998 were as follows:

         1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
         -----------       -----------      -----------       -----------
2000       .2212             .2182             .2182            .2206
1999       .2164             .2188             .2212            .2212
1998       .2466             .2493             .2521           2.7021


Quarterly distributions are made 45 days following the close of the calendar quarter.

A total of $9,803,296 was distributed to the limited partners or BACs holders during the years 2000, 1999 and 1998. The Registrant utilized the original working capital reserve, in the aggregate amount of $477,532, for distributions from 1989 through 1991, which is considered to be a return of capital. An additional working capital reserve of approximately $2,800,000 was established from uninvested offering proceeds, a portion of which was applied to pay a part of the 2000, 1999 and 1998 distributions (which is considered to be a return of capital). Approximately $274,000, $4,686,000 (see below) and $0 paid to the limited partners or BACs holders in each of the years ended December 31, 2000, 1999 and 1998, respectively, represented a return of capital. A total of $153,686 was distributed to the General Partner during 2000, 1999 and 1998.

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


OPERATIONS                           Year ended December 31,
----------                           -----------------------
                         2000           1999         1998        1997        1996
                      ----------  ------------    ---------   ----------  -----------
Interest income
Mortgage loans          $1,994,946   $1,987,628   $2,678,758   $2,471,273   $2,423,058
Temporary investments       45,335       61,369       32,135       14,658       39,064
Other income                 3,352        6,517      393,785        2,252        2,202
                        ----------   ----------   ----------   ----------   ----------

Total revenues           2,043,633    2,055,514    3,104,678    2,488,183    2,464,324
                        ----------   ----------   ----------   ----------   ----------

Operating expenses         501,529      488,707      567,549      584,796      598,701

Provision for bad debts    175,493       54,549      144,977       96,079      157,138
                        ----------   ----------   ----------   ----------   ----------

Total Expenses             677,022      543,256      712,526      680,875      755,839
                        ----------   ----------   ----------   ----------   ----------

Net income              $1,366,611   $1,512,258  $2,392,152    $1,807,308   $1,708,485
                        ==========   ==========   ==========   ==========   ==========

Net income per BAC      $     0.73   $     0.81  $      1.28   $     0.96   $     0.91
                        ==========   ==========   ==========   ==========   ==========



FINANCIAL POSITION                             December 31,
------------------                        -----------------------
                             2000        1999         1998        1997        1996
                          ---------  ------------    ---------   ----------  -----------

Total assets             $23,535,982 $23,822,034 $28,561,927   $28,597,517  $29,292,812
                          ==========  ==========  ==========    ==========   ==========

CASH DISTRIBUTIONS

Distributions per BAC    $      0.88  $     0.88  $     3.45    $     1.40   $     1.40
                         ===========  ==========  ==========    ==========   ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

Sources of Registrant funds included interest earned on (1) investments in mortgage loans (see also Item 1, Business) and (2) the working capital reserve.

During the year ended December 31, 2000, cash and cash equivalents of the Registrant decreased by approximately $91,000 due to cash provided by operating activities ($1,412,000), collections of principal on mortgage loans approximately ($143,000) and distributions paid to partners ($1,646,000). Included in the adjustments to reconcile the net income to cash flow provided by operating activities is amortization of approximately $218,000.

Subject to the future performance of the Registrant's investments and results of operations, the General Partner anticipates that there will be sufficient cash from operations generated to cover anticipated expenses in 2001 and to fund future distributions.

A distribution of approximately $1,613,000 made to the limited partners or BACs holders during the year ended December 31, 2000 was made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves which is considered to be a return of capital. A distribution of approximately $6,168,000 made to the limited partners or BACs holders during the year ended December 31, 1999 was made from adjusted cash flow from operations and the Willow Trace repayment proceeds, $2.45 per BAC of which is considered to be a return of capital. Approximately $33,000 and $80,000 was distributed to the General Partner for each of the years ended December 31, 2000 and 1999, respectively.

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

Results of Operations
---------------------

2000 vs. 1999
-------------

Results of operations for the years ended December 31, 2000 and 1999 consisted primarily of interest income of $1,995,000 and $1,988,000, respectively, earned from investments in mortgage loans.

Interest income from temporary investments decreased approximately $16,000 for the year ended December 31, 2000 as compared to 1999 primarily due to higher cash and cash equivalents balances in 1999 resulting from the cash received from the repayment of the Willow Trace mortgage in 1998. A significant amount of the cash received from the repayment of the Willow Trace mortgage was distributed to BACs holders on February 15, 1999.

General and administrative increased approximately $21,000 for the year ended December 31, 2000 as compared to 1999 primarily due to an increase in printing costs and accounting expense in 2000.

A provision for bad debts of approximately $175,000 and $55,000 was charged for the years ended December 31, 2000 and 1999, respectively, representing the 2000 Guaranteed Interest due from Mortenson and the 1999 Guaranteed Interest due from Windemere and the 1999 Guaranteed Interest due from Mortenson, respectively.

1999 vs. 1998
-------------

Results of operations for the years ended December 31, 1999 and 1998 consisted primarily of interest income of $1,988,000 and $2,679,000, respectively, earned from investments in mortgage loans.

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

Other income decreased approximately $387,000 for the year ended December 31, 1999 as compared to 1998 primarily due to the gain realized from the repayment of the Willow Trace Mortgage Loan and Equity Loan in 1998.

General and administrative-related parties expenses decreased approximately $22,000 for the year ended December 31, 1999 as compared to 1998 primarily due to a decrease in partnership management fees in 1999 due to the repayment of the Willow Trace Mortgage Loan.

Amortization expense decreased approximately $58,000 for the year ended December 31, 1999 as compared to 1998 primarily due to the repayment of the Willow Trace Equity Loan in 1998.

A provision for bad debts of approximately $55,000 and $145,000 was charged for the years ending December 31, 1999 and 1998, respectively, representing the 1999 Guaranteed Interest due from Mortenson and the 1996 Guaranteed Interest due from Windemere.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable



Item 8.  Financial Statements and Supplementary Data.
                                                                                      Page
                                                                                  ---------------
(a) 1.   Financial Statements

         Independent Auditors' Report                                                    10

         Statements of Financial Condition as of December 31, 2000 and 1999              11

         Statements of Income for the years ended December 31, 2000, 1999 and 1998       12

         Statements of Changes in Partners' Capital (Deficit) for the years              13
         ended December 31, 2000, 1999 and 1998

         Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998   14

         Notes to Financial Statements                                                   15

                          INDEPENDENT AUDITORS' REPORT




To the General Partner of
Capital Mortgage Plus L.P.



We audited the accompanying statements of financial condition of Capital Mortgage Plus L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999 and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mortgage Plus L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.




Bethesda, Maryland                         /s/ REZNICK, FEDDER & SILVERMAN
March 21, 2001

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                             December 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------

Investments in mortgage loans (Note 3)                $21,357,424   $21,698,812
Cash and cash equivalents                                 919,391     1,010,890
Accrued interest receivable (net of allowance
  of $913,236 and $737,743, respectively)                 602,930       437,183
Loan origination costs (net of accumulated
  amortization of $177,712 and $158,800, respectively)    656,237       675,149
                                                       ----------    ----------

Total Assets                                          $23,535,982   $23,822,034
                                                       ==========    ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and other liabilities                $    25,000   $    20,744
Due to general partner and affiliates (Note 4)             46,170        57,264
                                                      -----------    ----------

Total liabilities                                          71,170        78,008
                                                       ----------    ----------

Partners' capital (deficit):
Limited Partners (1,836,660 BACs issued
  and outstanding) (Note 1)                            23,618,659    23,892,289
General Partner                                          (151,847)     (148,263)
                                                      -----------    ----------

Total partners' capital                                23,464,812    23,744,026
                                                       ----------    ----------

Total Liabilities and Partners' Capital               $23,535,982   $23,822,034
                                                       ==========    ==========

See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME

                                          Years Ended December 31,
                                      2000         1999           1998
                                 ------------  ------------   -----------
Revenues:

Interest income:
Mortgage loans (Note 3)            $1,994,946    $1,987,628    $2,678,758
Temporary investments                  45,335        61,369        32,135
Other income                            3,352         6,517       393,785
                                 ------------   -----------    ----------

Total revenues                      2,043,633     2,055,514     3,104,678
                                    ---------     ---------     ---------

Expenses:

General and administrative             84,084        63,458        61,918
General and administrative-
  related parties (Note 4)            198,403       206,207       228,185
Provision for bad debts               175,493        54,549       144,977
Amortization                          219,042       219,042       277,446
                                   ----------    ----------    ----------

Total expenses                        677,022       543,256       712,526
                                   ----------    ----------    ----------

Net income                         $1,366,611    $1,512,258    $2,392,152
                                    =========     =========     =========

Net income per BAC                 $     0.73    $     0.81    $     1.28
                                    =========     =========     =========

See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998


                                                            Limited        General
                             Total Partners Partner

Partners' capital (deficit) - January 1, 1998     $28,150,773   $28,256,354     $(105,581)
Net income                                          2,392,152     2,344,309        47,843
Distributions                                      (2,063,264)   (2,021,999)      (41,265)
                                                   ----------   -----------      ---------

Partners' capital (deficit) - December 31, 1998    28,479,661    28,578,664       (99,003)
Net income                                          1,512,258     1,482,013        30,245
Distributions                                      (6,247,893)   (6,168,388)      (79,505)
                                                   ----------    ----------      ---------

Partners' capital (deficit) - December 31, 1999    23,744,026    23,892,289      (148,263)
Net income                                          1,366,611     1,339,279        27,332
Distributions                                      (1,645,825)   (1,612,909)      (32,916)
                                                  -----------   -----------     ---------

Partners' capital (deficit) - December 31, 2000   $23,464,812   $23,618,659     $(151,847)
                                                   =========    ===========     ==========

See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                                             Years Ended December 31,
                                                      2000            1999          1998
                                                    -----------    -----------    -----------
Cash flows from operating activities:
Net income                                          $ 1,366,611    $ 1,512,258    $ 2,392,152
                                                    -----------    -----------    -----------

Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for bad debts                                 175,493         54,549        144,977
Gain on recovery of amortized portion of Willow
  Trace Equity Loan                                           0              0       (311,742)
Writeoff of unamortized portion of Willow Trace
  Loan costs                                                  0              0        133,859
Amortization                                            219,042        219,042        277,446
Amortization of interest rate buydown                    (1,452)        (1,452)        (1,452)
Changes in operating assets and liabilities:
Increase in other assets                               (341,240)      (147,698)       (45,744)
Increase (decrease) in accounts payable
  and other liabilities                                   4,255             70        (25,772)
Decrease in due to general partner
  and affiliates                                        (11,093)        (4,328)      (338,706)
                                                    -----------    -----------    -----------
Total adjustments                                        45,005        120,183       (167,134)
                                                    -----------    -----------    -----------

Net cash provided by operating activities             1,411,616      1,632,441      2,225,018
                                                    -----------    -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                  142,710        134,427      4,432,259
Receipt of principal on equity loan                           0              0        680,000
                                                    -----------    -----------    -----------

Net cash provided by investing activities               142,710        134,427      5,112,259
                                                    -----------    -----------    -----------

Cash flows from financing activities:

Distributions to partners                            (1,645,825)    (6,247,893)    (2,063,264)
                                                    -----------    -----------    -----------

Net cash used in financing
  activities                                         (1,645,825)    (6,247,893)    (2,063,264)
                                                    -----------    -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                           (91,499)    (4,481,025)     5,274,013

Cash and cash equivalents at beginning of year        1,010,890      5,491,915        217,902
                                                    -----------    -----------    -----------

Cash and cash equivalents at end of year            $   919,391    $ 1,010,890    $ 5,491,915
                                                    ===========    ===========    ===========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 and 1998

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

The distributions per BAC were approximately $.88, $.88 and $3.45 for 2000, 1999 and 1998. The 2000, 1999 and 1998 distributions were made from adjusted cash flow from operations (and, in particular the fourth quarter 1998 distribution which was paid on February 14, 1999 from the repayment of Willow Trace Mortgage Loan and Equity Loan, $2.45 per BAC of which is considered to be a return of capital) and to a lesser extent were supplemented from working capital reserves, which was considered to be a return of capital.

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

Interest rate buydowns are amortized as an adjustment to the effective interest rate over the average expected lives of the respective mortgages.

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

d)  Revenue Recognition

Interest income on the mortgage loans consists of contingent and non-contingent interest as defined in the mortgage notes and other additional interest agreements. Non-contingent interest consists of base and default interest, which is recognized as earned. Contingent interest is based on the projects cash flows and is recognized when received.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                                   (Unaudited)
Note 3 - Investments in Loans

The Partnership originally funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325. One loan with a mortgage and equity loan in the aggregate amount of $5,100,000 was repaid on December 16, 1998. (F)

Information relating to investments in mortgage loans and equity loans as of December 31, 2000 and 1999 is as follows:


                                                                   Amounts Advanced
                                      ---------------------------------------------------------------------
            No. of
            Apart   Date of   Final                               Total       Investments in    Investments
Property/   -ment   Invest-  Maturity  Mortgage       Equity     Amounts         Loans at       in Loans at
Location    Units    ment     Date      Loans          Loans     Advanced      12/31/2000(E)   12/31/1999(E)
--------    -----    ----     ----      -----          -----     --------      -------------   -------------
Mortenson    104   8/1990     8/2030   $4,974,090    $577,885    $5,551,975    $ 4,733,086     $4,827,911
Manor
Apts./
Ames, IA

Windemere    204   9/1990     9/2030    8,110,300     736,550     8,846,850      7,892,195      8,006,301
Apts./
Wichita, KS

Fieldcrest   112   8/1991     8/2031    3,343,700     383,300     3,727,000      3,320,237      3,370,691
III
Apts./
Dothan, AL

Holly        144   3/1993     3/2033    5,310,100     684,400     5,994,500      5,411,906      5,493,909
Ridge II                                ---------     -------     ---------      ---------      ---------
Apts./
Gresham, OR

Total                                 $21,738,190  $2,382,135    $24,120,325   $21,357,424    $21,698,812
                                      ===========  ==========    ===========   ===========    ===========


                    Interest earned by the Partnership during 2000
              ------------------------------------------------------------
                  Non-contingent                    Contingent
               -------------------   --------------------------------------
                                                    Cash Flow
                             Default    Annual    Partici-
            Base Interest   Interest    Yield      pation       Total
Property/      Amount/      Amount/     Amount/    Amount/      Interest
Location      Rate (A)      Rate (B)    Race (C)   ate (D)      Earned
----------    --------      --------    --------   -------      ------


Mortenson      $297,477   $93,773   $   0        $   0        $ 391,250
Manor             6.45%     1.98%     .97%        30.00%
Apts./
Ames, IA

Windemere       620,082     126,435       0         0           746,517
Apts./            7.95%      1.60%     1.08%      30.00%
Wichita, KS

Fieldcrest      281,247        0      46,814         0          328,061
III               8.68%        0%      1.36%      30.00%
Apts./
Dothan, AL

Holly          421,056      51,844    34,561      21,657        529,118
Ridge II        8.125%       1.00%     .64%       30.00%
Apts./
Gresham, OR
                ------      -------   ------      ------       ---------

            $1,619,862     $272,052  $81,375     $21,657      $1,994,946
            ==========     ========  =======     =======      ==========


                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 and 1998


(A) Base interest on the Mortgages is that amount that is insured/co-insured by HUD and is being shown net of service fee.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by Partnership interests.

(C) Annual Yield is the amount over the default rate and is contingent upon property cash flow.

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Willow Trace provided sufficient cash flow in 1998 to pay the Partnership a participation in 1998. Fieldcrest provided sufficient cash flow in 1998 and 1999 to pay the Partnership a participation during 1998, 1999 and 2000.

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,807,677 and $549,747, respectively, at December 31, 2000 and $20,950,388 and $748,424,
respectively, at December 31, 1999.

(F) On December 16, 1998, Willow Partners, Ltd. (the "Owner"), the owner of Willow Trace, prepaid the outstanding FHA Co-Insured Mortgage Loan (the "Mortgage Loan") and equity loan (the "Equity Loan") (the Equity Loan and Mortgage Loan, collectively the "Willow Trace Loan") in full. The Mortgage Loan and the Equity Loan were secured by a mortgage on the Willow Trace property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $5,372,859, including the $4,275,984 outstanding balance of the Mortgage Loan, the $680,000 Equity Loan, a $213,799 prepayment premium and $203,076 of additional interest due pursuant to the loan documents.

Total interest earned on the schedule of investment in loans does not include the gain on the recovery of the amortized portion of the Equity Loan of $311,742, the writeoff of the unamortized portion of the Willow Trace Loan costs of $133,859 and the $213,799 prepayment premium, all of which are included in other income on the Statements of Income.

                                                    2000                1999
                                                 ------------     -------------

Investment in loans January 1,                   $ 21,698,812      $ 22,031,917

Additions:
Fieldcrest discount amortization                        1,452             1,452
                                                 ------------      ------------

                                                        1,452             1,452
                                                 ------------      ------------
Deductions:
Amortization of equity loans                         (200,130)         (200,130)
Collection of principal -Mortgages
                        -Mortenson                    (46,668)          (43,761)
                        -Windemere                    (52,727)          (48,676)
                        -Fieldcrest                   (18,345)          (16,813)
                        -Holly Ridge                  (24,970)          (25,177)
                                                 ------------      ------------
                                                     (342,840)         (334,557)
                                                 ------------      ------------

Investment in loans December 31,                 $ 21,357,424      $ 21,698,812
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

At December 31, 2000, all of the loans due to the Partnership are current with respect to their FHA mortgage obligations. Mortenson has not paid its default interest of approximately $94,000, $94,000 and $96,000 for the years ended December 31, 2000, 1999 and 1998, respectively. During the fourth quarter of 1999 and the first quarter of 1998, the Partnership received default interest of approximately $40,000 and $40,000 representing partial payment for 1998 and 1997. Windmere has not paid its default interest of approximately $127,000 and $130,000 for the years ended December 31, 1999 and 1996. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $913,000 and $738,000 at December 31, 2000 and 1999, respectively.

Previously, the operations of Mortenson were not able to support the payment of the required interest. Accordingly, effective January 1, 1995 the Partnership entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the Default Rate was redefined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the calculation of participation percentages. Mortenson also agreed to defer the management fee payable up to the Default Rate. Pursuant to this modification agreement, default interest for 2000, 1999 and 1998 of approximately $94,000, $94,000 and $96,000, has been accrued and approximately $50,000, $53,000 and $55,000 for 2000, 1999 and 1998 has been reserved.

NOTE 4 - Related Parties

The costs incurred to related parties for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                            2000         1999        1998
                                         --------      --------    ---------

Partnership management fees (a)           $126,368      $126,368     $146,391
Expense reimbursement (b)                   72,035        79,839       81,794
                                         ---------     ---------    ---------

Total general and administrative-
  related parties                         $198,403      $206,207     $228,185
                                         =========     =========    =========


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. The fourth quarter 1998 and the 1999 and 2000 partnership management fees were calculated on the reduced asset base due to the repayment of the Willow Trace Loan on December 16, 1998. During the years ended December 31, 2000, 1999 and 1998, payments of approximately $126,000, $126,000 and
$344,000 were made, respectively. At both December 31, 2000 and 1999, a balance of approximately $32,000 was due to the General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; register, transfer and assignment functions; asset management; investor communications, printing services; and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans. During the years ended December 31, 2000, 1999 and 1998, payments of approximately $83,000, $84,000 and $146,000 were made, respectively, relating to these costs. As of December 31, 2000 and 1999, the General Partner and its affiliates were due approximately $15,000 and $26,000, respectively.

RMC is a co-insurer on the Mortenson and Windemere Mortgages in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

NOTE 5 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2000, 1999 and 1998, the account balance exceeded the FDIC limit.

NOTE 6 - Fair Value of Financial Instruments

Financial Accounting Standards Board SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the estimated fair value of financial instruments, as defined by SFAS No. 107, be disclosed. Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract which creates obligations and rights to exchange cash and/or other financial instruments. SFAS No. 107 also requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments.

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

The following methods/assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents
-------------------------

Fair value is determined to be the carrying value because each class of financial instrument matures in three months or less and does not represent unanticipated credit concerns.

Investments in Loans
--------------------

At December 31, 2000, the estimated carrying value of the mortgage loans approximated fair value. The estimated fair values at December 31, 2000 were based on internal valuations of the four properties collateralizing these loans. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument which sets forth the terms of a loan. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the loans and the lack of a ready market for such investments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.

NOTE 7 - Subsequent Event

On February 14, 2001, distributions of $405,119 and $8,268 were paid to BAC holders and the General Partner, respectively, representing the 2000 fourth quarter distributions.

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

The Registrant, the General Partner and its director and executive officers, and any BACs holder holding more than ten percent of the Registrant's BACs are required to report their initial ownership of such BACs and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors (and ten percent holders) are required by Securities and Exchange Commission regulators to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. The Registrant is not aware of any BACs holders who own more than ten percent of the BACs. All of these filing requirements were satisfied by the officers and director of the General Partner on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's director and executive officers or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

CIP Associates Inc.

   Name                             Position              Position Held Since
 ---------------                 ----------------         ----------------------

Stephen M. Ross                     Director                           1988

Stuart J. Boesky                    Senior Vice President              1988

Alan P. Hirmes                      Senior Vice President              1988

Glenn F. Hopps                      Treasurer                          1998

Teresa Wicelinski                   Secretary                          1998

STEPHEN M. ROSS, 60, is a Director of the General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. ("Related") in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages. Mr. Ross also serves on the Board of Directors of CharterMac.

STUART J. BOESKY, 44, is a Vice President of the General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., CharterMac and American Mortgage Acceptance Company.

ALAN P. HIRMES, 46, is a Vice President of the General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr.
Hirmes  graduated from Hofstra  University  with a Bachelor of Arts degree.  Mr.
Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and CharterMac.

GLENN F. HOPPS, 37, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, joined Related in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

There are no family relationships between the foregoing director and/or executive officers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of March 3, 2001, no person was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner owns any Limited Partnership Interests or BACs.

As of March 3, 2001, the director and officers of the General Partner as a group own, in the aggregate, 95.2% of the common stock of CIP Associates Inc.

Item 13.  Certain Relationships and Related Transactions.

The Registrant has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11, Executive Compensation. However, there have been no direct financial transactions between the Registrant and the director and/or officers of the General Partner. See Note 4-Related Parties, in Notes to the Financial Statements, included in Item 8 above.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                                                                                   Sequential
                                                                                     Page
                                                                                 ---------------
(a) 1.   Financial Statements

         Independent Auditors' Report                                                    10

         Statements of Financial Condition as of December 31, 2000 and 1999              11

         Statements of Income for the years ended December 31, 2000, 1999 and 1998       12

         Statements of Changes in Partners' Capital (Deficit) for the years              13
         ended December 31, 2000, 1999 and 1998

         Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998   14

         Notes to Financial Statements                                                   15




Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                                   Sequential
                                                                                     Page
                                                                                 ---------------
(a) 2.   Financial Statement Schedules

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


                                                                                   Sequential
                                                                                     Page
                                                                                 ---------------
(10L)    Subordinated Promissory Note, dated March 16, 1993, with respect to
         Holly Ridge Apartments in Gresham, Oregon (incorporated by reference to
         Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated
         March 16, 1993)

(10M)    Modification Agreement, dated January 1, 1995, with respect to
         Mortenson Manor Apartments in Ames, Iowa (incorporated by reference to
         Exhibit (10P) in the Registrant's Form 10-K for the fiscal year ended
         December 31, 1995)

(10N) Guaranty made for the benefit of the Registrant, dated January 1, 1995, with respect to the Modification Agreement regarding Mortenson Manor
         Apartments (incorporated by reference to Exhibit (10Q) in the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

99.      Additional Exhibits

(99A)    The Financial  Statements of Windemere  Development,  Inc., which             30
         owns and operates an apartment  complex known as Windemere at
         Tallgrass located in Wichita, Kansas, as required by Staff Accounting
         Bulletin No. 71

(99B)    The Financial Statements of Mortenson II, which owns and operates an          43
         apartment complex known as Mortenson Manor Apartments located in Ames,
         Iowa, as required by Staff Accounting Bulletin No 71.

(99C)    The Financial statements of HR II Associates, which owns and operates         68
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


                           CAPITAL MORTGAGE PLUS L.P.
                                  (Registrant)



                                            By:    CIP ASSOCIATES, INC.
                                                   General Partner



Date:                                              By: _________________________
                                                       Alan P. Hirmes
                                                       Senior Vice President
                                                       (Principal Executive and
                                                       Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   Signature                            Title                        Date
---------------------        -------------------------------    --------------



                             Senior Vice President (principal
                             executive and financial officer)
_____________________        of CIP Associates, Inc.
Alan P. Hirmes               (the General Partner of the Registrant)



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


                           CAPITAL MORTGAGE PLUS L.P.
                                  (Registrant)



                                            By:    CIP ASSOCIATES, INC.
                                                   General Partner



Date:  March 30, 2001                              By: /s/ Alan P. Hirmes
                                                       ------------------
                                                       Alan P. Hirmes
                                                       Senior Vice President
                                                       (Principal Executive and
                                                       Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signature                            Title                        Date
---------------------        -------------------------------    --------------



                        Senior Vice President (principal
                        executive and financial officer)
/s/ Alan P. Hirmes      of CIP Associates, Inc.
------------------      (the General Partner of the Registrant)   March 30, 2001
Alan P. Hirmes



                        Treasurer (principal accounting
/s/ Glenn F. Hopps      officer) of CIP Associates, Inc.
------------------      (the General Partner of the Registrant)   March 30, 2001
Glenn F. Hopps



/s/ Stephen M. Ross      Director of CIP Associates, Inc.
-------------------     (the General Partner of the Registrant)   March 30, 2001
Stephen M. Ross

                           WINDEMERE DEVELOPMENT, INC.



                              Financial Statements
                           December 31, 2000 and 1999


                                      Contents
                                      --------

                          Independent Auditors' Report

                              Financial Statements

                                 Balance Sheets

                              Statements of Income

                 Statements of Changes in Stockholders' Equity

                            Statement of Cash Flows

                         Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Windemere Development, Inc.
Wichita, Kansas


We have audited the accompanying balance sheets of Windemere Development, Inc. (a subchapter S corporation), as of December 31, 2000 and 1999, and the related statements of income, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windemere Development, Inc. as of December 31, 2000 and 1999, and the results of its operations, changes in stockholders deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Peterson, Peterson & Goss, L.C.


February 15, 2001

                           WINDEMERE DEVELOPMENT, INC.
                                  Balance Sheet
                           December 31, 2000 and 1999

                                     Assets

                                                        2000             1999
                                                   ------------     ------------
Current assets:
  Petty cash                                         $     100       $       100
  Cash in bank and interest-bearing deposits            38,688            54,756
  Rent receivable                                       14,165             9,153
                                                    ----------        ----------
Total current assets                                    52,953            64,009

Deposits held in trust - funded:
  Tenant security deposits                              25,311            39,024

Restricted deposits and funded reserves:
  Mortgagee escrow deposits - Note 2                    69,513            67,129
  Reserve for replacements - Note 4                     37,071            32,929
                                                   -----------       -----------
Total deposits                                         106,584           100,058

Fixed assets:
  Land and special assessments                         756,956           746,418
  Buildings and improvements                         7,808,748         7,808,748
  Furniture and equipment                              139,991           110,114
                                                    ----------        ----------
                                                     8,705,695         8,665,280
  Less accumulated depreciation                      1,770,541         1,559,036
                                                     ---------         ---------
Total fixed assets                                   6,935,154         7,106,244

Other assets:
  Loan costs, net of amortization of $145,453
    and $128,934                                       515,309           531,828
                                                    ----------        ----------

Total                                               $7,635,311        $7,841,163
                                                     =========         =========

                           WINDEMERE DEVELOPMENT, INC.
                                  Balance Sheet
                           December 31, 2000 and 1999

                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                 2000             1999
                                            ------------     ---------------
Current liabilities:
  Accounts payable, trade                  $      8,773    $          614
  Accrued management fee                        140,879            89,130
  Accrued interest payable                      431,876           306,808
  Accrued real estate taxes                      52,664            55,054
  Accrued mortgage insurance                     29,144            29,341
  Mortgage payable, current portion              57,114            52,727
  Rent deferred credits                           6,273            12,531
                                            -----------       -----------
Total current liabilities                       726,723           546,205

Deposit liabilities:
  Tenant security deposits                       31,200            36,789

Long-term liabilities:
  Mortgage payable                            7,769,555         7,822,282
  Less current portion                           57,114            52,727
                                            -----------       -----------
Total long-term liabilities                   7,712,441         7,769,555

Stockholders' equity (deficit):
  Common stock, authorized 1,000 shares;
 issued - 1,000 shares                            1,000             1,000
  Additional paid-in capital                    749,569           736,650
  Retained deficit                           (1,585,622)       (1,249,036)
                                             ----------        ----------
Total stockholders' deficit                    (835,053)         (511,386)
                                            -----------       -----------

Total                                        $7,635,311        $7,841,163
                                              =========         =========

See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
                              Statements of Income
                     Years Ended December 31, 2000 and 1999

                                                2000             1999
                                           ------------     ---------------
Operating income:
  Rental                                     $1,197,453        $1,371,335

Operating expenses:
  Interest                                      750,504           764,683
  Mortgage insurance                             58,090            58,499
  Bank charges                                      247                 0
  Property taxes                                 94,807            96,600
  Insurance                                      32,468            29,977
  Equipment leasing                               2,009             5,087
  Management fees                                65,852            80,224
  Salaries and wages                            110,844           100,809
  Payroll taxes                                   5,612             3,781
  Utilities                                      58,086            71,903
  Professional fees                              13,417            14,452
  Repairs and maintenance                        87,607           117,279
  Advertising                                    10,711             7,908
  Office supplies and postage                     2,844             1,468
  Donations                                           0               300
  Miscellaneous                                   2,743             3,076
  Depreciation and amortization                 228,024           226,130
                                             ----------        ----------

Total operating expenses                      1,523,865         1,582,176
                                              ---------         ---------

Loss from operations                           (326,412)         (210,841)

Other income (expense):
  Interest and dividends                          3,714             3,328
  Gain on sale of assets                          2,351             2,432
  Unrealized loss on securities                 (16,239)           (3,936)
                                           ------------       -----------
Total other income (expense)                    (10,174)            1,824
                                           ------------       -----------

Net Loss                                    $  (336,586)      $  (209,017)
                                             ==========        ==========

See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
             Statements of Changes in Stockholders' Equity (Deficit)
                     Years Ended December 31, 2000 and 1999

                                         Additional
                            Common        Paid-In      Retained
                             Stock        Capital      Earnings         Total
                        ------------   -----------   -----------   -------------
Balance at
  January 1,
  1999   $                     1,000   $   736,650   $(1,040,019)   $  (302,369)
Net loss                           0             0      (209,017)      (209,017)
                         -----------   -----------   -----------    -----------

Balance at
  December 31,
  1999                         1,000       736,650    (1,249,036)      (511,386)
Net loss                           0             0      (336,586)      (336,586)
Contributed capital                0        12,919             0         12,919
                         -----------   -----------   -----------    -----------

Balance of
  December 31,
  2000   $                     1,000   $   749,569   $(1,585,622)   $  (835,053)
                         ===========   ===========   ===========    ===========

See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
                            Statements of Cash Flows
                     Years Ended December 31, 2000 and 1999

                                                  2000             1999
                                             ------------     ---------------
Cash flows from operating activities:
  Rental receipts                             1,186,184         1,360,373
  Interest and dividend receipts                  3,714             3,328
  Capital gain dividends                          2,351             2,432
                                           ------------      ------------
                                              1,192,249         1,366,133

  Administrative                                (24,390)          (30,600)
  Management fees                               (14,103)          (18,835)
  Utilities                                     (58,112)          (72,218)
  Salaries and wages                           (116,456)         (104,590)
  Operating and maintenance                     (87,003)         (122,573)
  Real estate taxes and escrow deposits         (99,581)          (92,887)
  Property insurance                            (32,468)          (29,977)
  Tenant security and other deposits             (8,115)             (216)
  Interest on mortgage                         (625,437)         (703,933)
  Mortgage insurance premium                    (58,287)          (58,682)
                                             ----------        ----------
                                             (1,123,952)       (1,234,511)
                                             ----------        ----------
Net cash provided by operating activities        68,297           131,622

Cash flows from investing activities:
  Purchase of property and equipment            (40,415)          (67,713)
  Deposits into reserve for replacement         (31,937)          (30,877)
  Withdrawals from reserve for replacement       27,795                 0
  Transfer to cash escrow                             0            47,139
                                             ----------        ----------

Net cash used in investing activities           (44,557)          (51,451)

Cash flows from financing activities:
  Mortgage principal payments                   (52,727)          (48,676)
  Capital contributed                            12,919                 0
                                             ----------       -----------

Net cash used in financing activities           (39,808)          (48,676)
                                             ----------        ----------

Net increase (decrease) in cash and
 cash equivalents                               (16,068)           31,495

Cash and cash equivalents, beginning of year     54,856            23,361
                                             ----------        ----------

Cash and cash equivalents, end of year      $    38,788       $    54,856
                                             ==========        ==========

                           WINDEMERE DEVELOPMENT, INC.
                            Statements of Cash Flows
                     Years Ended December 31, 2000 and 1999

                                                            2000        1999
                                                       -----------   -----------
Cash flows from operating activities:
  Net loss                                               $(336,586)   $(209,017)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          228,024      226,130
    Unrealized loss on securities                           16,239        3,936
    (Increase) decrease in rent receivable                  (5,012)      (7,513)
    Decrease in accounts receivable, related party               0        4,348
    (Increase) decrease in cash restricted for tenant
      security deposits                                     (2,526)         353
    (Increase) decrease in mortgagee escrow deposits        (2,384)       1,259
    Increase (decrease) in accounts payable                  8,159       (8,242)
    Increase in accrued liabilities                        174,230      124,386
    Increase (decrease) in tenant security deposits         (5,589)        (569)
    Increase in deferred revenue                            (6,258)      (3,449)
                                                         ---------    ---------

Net cash provided by operating activities                $  68,297    $ 131,622
                                                         =========    =========

See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

1.  Summary of Significant Accounting Policies

Method of Accounting
--------------------

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

History and Business Activity
-----------------------------

Windemere Development, Inc. was founded in 1991 to develop and operate a 206-unit apartment complex in Wichita, Kansas, known as Windemere at Tallgrass.

The apartments are located at 8220 East Oxford Circle, Wichita, Kansas 67226 and consist of one and two bedroom units.

Property and Equipment
----------------------

Depreciation is computed by using the straight-line method over the following estimated useful lives:

Buildings - 40 years
Landscape improvements - 20 years
Furniture and equipment - 10 years

Expenditures for maintenance and repairs are charged to income as incurred. Expenditures which materially extended the useful lives of assets or increase their productivity are capitalized.

Income Taxes
------------

An income tax provision has not been included in the financial statements since the income or loss of the Company is required to be reported by the shareholder on his respective income tax return.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $10,711 and $7,908 for the years ended December 31, 2000 and 1999, respectively.


2.  Restricted Deposits and Funded Reserves

The Company has deposited with the lender the following amounts:

Mortgagee escrow deposits                       2000              1999
-------------------------                    -----------        --------
Mortgage and Property Insurance,
Real estate taxes and special assessments     $  69,513         $  67,129
                                               ========          ========


An evaluation of the adequacy of certain escrows is as follows:

Estimated amount required as of December 31, 2000 and 1999 for future payment of:

                                                 2000             1999
                                             ----------        ----------
Property insurance                            $  16,875         $  16,875
Mortgage insurance                               39,059            39,121
                                              ---------         ---------
                                                 55,934            55,996
Total confirmed by mortgagee                     69,513            67,129
                                              ---------         ---------
Amount on deposit in excess of
  estimated requirements                      $  13,579         $  11,133
                                               ========          ========

3.  Tenant Security Deposits and Funded Reserves

Tenant security deposits are held in a separate account in the name of the project. The total held in the account is $5,889 less than the deposits held for tenants. The account consists of a mutual fund and has been adjusted to market value at December 31, 2000.

4.  Reserve for Replacements

In accordance with the provisions of the Regulatory Agreement restricted cash is held by the mortgagee to be used for replacement of property with the approval of HUD as follows:

                                                  2000           1999
                                             ------------    ------------
Balance at beginning of year                   $ 32,929          $ 49,191
Monthly deposits                                 30,031            30,031
Transfer                                              0           (47,139)
Withdrawal                                      (27,795)                0
                                              ---------      ------------
                                                 35,165            32,083
Interest earned                                   1,906               846
                                             ----------        ----------
     Balance confirmed by mortgagee           $  37,071          $ 32,929
                                               ========           =======


5.  Long-Term Liabilities

Long-term debt at December 31, 2000 and 1999 consisted of the following obligations:

                                                                   2000             1999
                                                             ------------     ---------------
Mortgage loan payable in monthly  install-  ments of $56,514 including  interest at 8.02% and principal.  The loan is due
May 1, 2032 and is secured by a first  mortgage  on the land
and  buildings.   The  debt  also  includes  a  subordinated
promissory  note which  provides  that  additional  interest shall be payable semiannually in an amount that will provide a maximum  cumulative yield  (uncompounded) of 10.70% on the principal  amount  of the  mortgage  loan  outstanding.  The amounts for the years ending December 31, 2000 and 1999 were
$124,703  and  125,517   respectively  (at  1.60%)  and  are
included in accrued interest payable.

The subordinated promissory note is
secured by a second mortgage on the
land and buildings.                                            $7,769,555        $7,822,282

Less current portion                                               57,114            52,727
                                                             ------------      ------------
                                                               $7,712,441        $7,769,555
                                                                =========         =========

Maturities of debt are as follows:
                                                 2000             1999
                                             ------------     ---------------
2000                                   $              0      $     52,727
2001                                             57,114            57,114
2002                                             61,867            61,867
2003                                             67,015            67,015
2004                                             72,592            72,592
2005                                             78,633                 0
Later years                                   7,432,334         7,510,967
                                              ---------         ---------
                                             $7,769,555        $7,822,282
                                              =========         =========

6.  Accrued Real Estate Taxes

Accrued real estate taxes at December 31, 2000 consist of the following:

Description        Basis for          Period                      Amount
    of Tax          Accrual         Covered        Due Date       Accrued
--------------  ---------------  -------------     --------       -------
Real estate     Second-half      January 1         June 20,       $52,664
taxes and       due for 2000     to December       2001
special                          31
assessments

7.  Related Party Transactions

The Apartments are managed by Gaddis Properties, Inc., a related entity controlled by Jerry A. Gaddis. Under the terms of the management agreement with Gaddis Properties, Inc., a management fee not in excess of 6% of cash basis rental revenue, is payable monthly for management services. The total management fees earned in 2000 were $65,852.

The following summarizes other related party transactions for 2000:

Related Party                       Classification               Amount
-------------                       --------------               ------
Carolyn Gaddis                      Salaries and wages          $  11,700
Jerry Gaddis                        Salaries and wages             13,650
Doug Gaddis                         Salaries and wages              3,900
                                                                ---------
Total                                                           $  29,250
                                                                 ========

8.  Restatement

The financial statements for the year ended December 31, 1999 have been restated to correct an error in recording expenses allocated between related parties. The effects on the financial statements are as follows:


                                                 Prior           Restated
Accounts receivable, related party      $         4,348 $               0
Accounts payable, trade                         111,677               614
Retained earnings                            (1,355,751)       (1,249,036)

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                  MORTENSON II

                           HUD PROJECT NO.: 074-36605

                                DECEMBER 31, 2000

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

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Mortenson II

We have audited the accompanying balance sheet of Mortenson II, as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortenson II as of December 31, 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated March 7, 2001 on our consideration of Mortenson II's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

/s/ Reznick Fedder & Silverman

Charlotte, North Carolina           Federal Employer
March 7, 2001                         Identification Number:
                                      52-1088612
Audit Principal: Ronald G. Vance

                                  Mortenson II
                           HUD Project No.: 074-36605

                                  BALANCE SHEET

                                December 31,2000

                                     ASSETS


CURRENT ASSETS
1120  Cash - operations                                         $  95,681
1130  Tenant accounts receivable                                   12,504
1140  Accounts and notes receivable - operations                      177
1200  Miscellaneous prepaid expenses                               28,198
                                                                 --------

      Total current assets                                        136,560

DEPOSITS HELD IN TRUST - FUNDED
1191  Tenant deposits                                              66,932

RESTRICTED DEPOSITS AND FUNDED RESERVES
1310  Escrow deposits                        $   69,221
1320  Reserve for replacements                  126,485
1330  Other reserves                              1,930
                                               --------
                                                                  197,636

RENTAL PROPERTY
1410  Land                                       42,101
1420  Buildings                               5,007,451
1440  Building equipment - portable             159,623
                                              ---------
                                              5,209,175
1495  Less accumulated depreciation           1,847,648
                                              ---------
                                                                 3,361,527

OTHER ASSETS
1520  Intangible assets, net of accumulated
       amortization of $142,918                 458,827
                                              ---------
                                                                  458,827
                                                                ---------

                                                               $4,221,482
                                                               ==========

                                  Mortenson II
                           HUD Project No.: 074-36605

                            BALANCE SHEET - CONTINUED

                                December 31, 2000

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
2110  Accounts payable - operations                         $      11,014
2123  Accrued management fee payable                              165,854
2131  Accrued interest payable - first mortgage                    24,581
2150  Accrued property taxes payable                              157,184
2170  Mortgage payable - first mortgage,
       current maturities                                          49,769
2210  Prepaid revenue                                               5,698
                                                             ------------

      Total current liabilities                                   414,100

DEPOSITS LIABILITY
2191  Tenant deposits held in trust (contra)                       66,932

LONG-TERM LIABILITIES
2133  Accrued interest payable - other
       loans/notes (surplus cash)           $   743,062
2320  Mortgage payable - first mortgage,
       net of current maturities              4,587,002
2323  Other loans/notes payable - surplus cash,
       net of current maturities                577,885
                                             ----------
                                                                5,907,949

3130  PARTNERS' EQUITY (DEFICIT)                               (2,167,499)
                                                               ----------

                                                               $4,221,482
                                                               ==========

                                  Mortenson II
                           HUD Project No.: 074-36605

                             STATEMENT OF OPERATIONS

                          Year ended December 31, 2000

RENTAL REVENUE
5120  Rent revenue - gross potential      $     844,737
5170  Garage and parking spaces                  14,179
                                          -------------

   Total rental revenue                                       $   858,916

VACANCIES
5220  Apartments                                (21,769)
                                           ------------

   Total vacancies                                                (21,769)
                                                              -----------

   Net rental revenue                                             837,147

FINANCIAL REVENUE
5410  Financial revenue - project operations      2,720
5440  Revenue from investments -
       replacement reserve                        5,524
                                            -----------

      Total financial revenue                                       8,244

OTHER REVENUE
5910  Laundry and vending                         6,932
5920  Tenant charges                             45,336
                                             ----------

   Total other revenue                                             52,268
                                                              -----------

   Total revenue                                                  897,659
                                                               ----------

                                  Mortenson II
                           HUD Project No.: 074-36605

                       STATEMENT OF OPERATIONS - CONTINUED

                          Year ended December 31, 2000

ADMINISTRATIVE EXPENSES
6210  Advertising and marketing                   4,015
6311  Office expenses                            29,175
6312  Office or model apartment rent              6,900
6320  Management fee                             43,529
6330  Manager or superintendent salaries         35,242
6340  Legal expense - project                     2,077
6350  Auditing expense                            7,500
6351  Bookkeeping fees/accounting services        7,220
6390  Miscellaneous administrative expenses      26,161
                                              ---------

   Total administrative expenses                                  161,819

UTILITIES EXPENSE
6450  Electricity                                 9,100
6451  Water                                       2,353
6452  Gas                                         5,489
6453  Sewer                                       1,961
                                             ----------

   Total utilities expense                                         18,903

OPERATING AND MAINTENANCE EXPENSES
6510  Payroll                                    15,258
6515  Supplies                                   68,412
6520  Contracts                                   9,139
6521  Operating and maintenance rent free unit    6,840
6525  Garbage and trash removal                   7,743
6570  Vehicle and maintenance equipment
       operation and repairs                      7,619
                                            -----------

   Total operating and maintenance expenses                       115,011

                                  Mortenson II
                           HUD Project No.: 074-36605

                       STATEMENT OF OPERATIONS - CONTINUED

                          Year ended December 31, 2000

TAXES AND INSURANCE
6710  Real estate taxes                         157,126
6711  Payroll taxes                               7,667
6720  Property and liability insurance            8,138
6721  Fidelity bond insurance                       243
6722  Workmen's compensation                      2,147
6723  Health insurance and other
       employee benefits                          5,109
6790  Miscellaneous taxes, licenses,
       permits and insurance                      1,128
                                             ----------

   Total taxes and insurance                                      181,558

FINANCIAL EXPENSES
6820  Interest on mortgage payable              299,741
6850  Mortgage insurance premium/
       service charge                            34,935
                                             ----------

   Total financial expenses                                       334,676

DEPRECIATION AND AMORTIZATION
6600  Depreciation expense                      184,741
6610  Amortization expense                       15,044
                                            -----------

   Total depreciation and amortization                            199,785

CORPORATE OR MORTGAGOR ENTITY REVENUE AND EXPENSES

7190  Other expenses                             93,773
                                            -----------

   Total corporate or mortgagor entity
    revenue and expenses                                           93,773
                                                              -----------

   Total expenses                                               1,105,525
                                                                ---------

Net income (loss)                                            $   (207,866)
                                                              ===========

                                  Mortenson II
                           HUD Project No.: 074-36605

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                          Year ended December 31, 2000

                           General partner  Limited partner      Total
                           ---------------  ---------------   ------------
Partners' equity (deficit)
  December 31, 1999          $(1,497,970)      $(461,663)     $(1,959,633)

Net income (loss)                 (2,079)       (205,787)        (207,866)
                              ----------        --------      -----------

Partners' equity (deficit)
  December 31, 2000          $(1,500,049)      $(667,450)     $(2,167,499)
                              ==========        ========       ==========

                                  Mortenson II
                           HUD Project No.: 074-36605

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 2000


Cash flows from operating activities
   Rental receipts                                            $   836,203
   Interest receipts                                                8,244
   Other operating receipts                                        52,268
   Administrative expenses paid                                   (76,325)
   Utilities paid                                                 (17,714)
   Salaries and wages paid                                        (50,500)
   Operating and maintenance paid                                 (90,979)
   Real estate taxes paid                                        (157,243)
   Property insurance paid                                         (8,048)
   Miscellaneous taxes and insurance paid                          (1,128)
   Net tenant security deposits received (paid)                    11,245
   Other operating expenses paid                                  (15,166)
   Interest paid on mortgages                                    (300,789)
   Mortgage insurance premium paid                                (34,699)
                                                               ----------

     Net cash provided by (used in) operating activities          155,369
                                                               ----------

Cash flows from investing activities
   Net deposits to mortgage escrows                                 1,644
   Net deposits to reserve for replacements                       (25,579)
   Net deposits to other reserves                                     (33)
                                                                ---------

     Net cash provided by (used in) investing activities          (23,968)
                                                                ---------

Cash flows from financing activities
   Mortgage principal payments                                    (46,608)
                                                                 --------

   Net cash provided by (used in) financing activities            (46,608)
                                                                 --------

     NET INCREASE (DECREASE) IN CASH                               84,793

     Cash, beginning                                               10,888
                                                                 --------

     Cash, end                                                  $  95,681
                                                                 ========

                                  Mortenson II
                           HUD Project No.: 074-36605

                       STATEMENT OF CASH FLOWS - CONTINUED

                          Year ended December 31, 2000

Reconciliation of net income (loss) to net
cash provided by (used in) operating activities
   Net income (loss)                                        $    (207,866)
                                                             ------------

   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
    Depreciation                                                  184,741
    Amortization                                                   15,044
    Changes in asset and liability accounts
    (Increase) decrease in assets
     Tenant accounts receivable                                     3,674
     Miscellaneous prepaid expenses                                   326
     Tenant security deposits funded                                6,809
    Increase (decrease) in liabilities
     Accounts payable                                               9,963
     Accrued liabilities                                           42,364
     Accrued interest payable                                      93,773
     Tenant security deposits held in trust                         4,436
     Prepaid revenue                                                2,105
                                                              -----------

   Total adjustments                                              363,235
                                                              -----------

Net cash provided by (used in) operating activities         $     155,369
                                                             ============

                                  Mortenson II
                           HUD Project No.: 074-36605

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000

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

Use of Estimates
----------------

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

Rental Property
---------------

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

Amortization
------------

Loan  costs  are  amortized   over  the  term  of  the  loan  period  using  the
straight-line method.

Income Taxes
------------

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Rental Income
-------------

Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and tenants of the property are operating leases.

NOTE C - MORTGAGE PAYABLE

The mortgage note is co-insured by the Federal Housing Administration (FHA) and is collateralized by a deed of trust on the rental property. The note bears interest at the rate of 6.45%. Principal and interest are payable by the partnership in monthly installments of $28,949 through maturity in August 2031. As of December 31, 2000, the outstanding balance on this loan is $4,636,771.

Under agreements with the lender and FHA, the partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

Aggregate maturities of mortgage payable are as follows:

December 31, 2001         $     49,769
2002                            53,076
2003                            56,602
2004                            60,363
2005                            64,373
Thereafter                   4,352,588
                             ---------

                            $4,636,771
                            ==========

NOTE D - NOTES PAYABLE

Equity Loan
-----------

An equity loan of $577,885 has been provided by Capital Mortgage Plus, L.P. to fund construction costs of the project and the mortgage buydown escrow. The loan is noninterest bearing and matures in August 2031. The loan is secured by a conditional third mortgage, a security agreement and the mortgage buydown escrow.

Subordinated Promissory Note
----------------------------

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

As additional security for this note, the partners have executed an additional interest guaranty whereby the general partner has guaranteed to fund the interest due under this note calculated at an alternative interest rate referred to as the "default rate" of 8.43%. Interest of $93,773 was accrued during 2000 at this default rate and $743,062 of interest remains payable at December 31, 2000. Prior to January 1, 1995, the default rate was 9.84%. The general partner has also guaranteed payment of interest up to the lesser of the management fee or interest calculated at the default rate. The general partner has also agreed to utilize funds to pay the interest, which would otherwise be used to pay the management fee. During 2000, no interest was paid.

The loans are secured by deeds of trust on the property. The liability of the partnership is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

NOTE E - MANAGEMENT FEE

The property is managed by Ev Cochrane and Associates, an affiliate of the general partner. The current management agreement provides for a management fee of 5% of monthly rental collections. The fee charged to operations in 2000 was $43,529. Operating funds, which would have been used to pay the management fee, were instead utilized to pay interest on the subordinated promissory note. During 2000, payment of $43,529 of management fees was deferred. As of December 31, 2000, $165,854 of management fees remain payable.

An affiliate of the general partner also charged a bookkeeping fee of $7,220 for the year. As of December 31, 2000, the entire amount has been paid.

                            SUPPLEMENTAL INFORMATION

                         SUPPORTING DATA REQUIRED BY HUD

                                  Mortenson II
                           HUD Project No.: 074-36605

                            SUPPLEMENTAL INFORMATION

                         SUPPORTING DATA REQUIRED BY HUD

                          Year ended December 31, 2000


RESERVE FOR REPLACEMENTS

   Balance at December 31, 1999                              $    100,906
   Total monthly deposits                                          20,055
   Interest income                                                  5,524
                                                             ------------

   Balance at December 31, 2000                             $     126,485
                                                             ============

                                  Mortenson II
                           HUD Project No.: 074-36605

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD

                          Year ended December 31, 2000


COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL RECEIPTS

Part A - Compute Surplus Cash
-----------------------------
Cash (Accounts 1120,1170 and 1191)                                    $ 162,613
Tenant subsidy vouchers due for period covered by
  financial statements                                                        0
Other (describe in detail)                                                    0
                                                                      ---------

   Total cash                                                           162,613
                                                                      ---------

Accrued mortgage interest payable                                        24,581
Delinquent mortgage principal payments                                        0
Delinquent deposits to reserve for replacements                               0
Accounts payable (due within 30 days)                                    11,014
Loans and notes payable (due within 30 days)                                  0
Deficient tax, insurance or MIP escrow deposits                               0
Accrued expenses (not escrowed)                                         165,854
Prepaid revenue (Account 2210)                                            5,698
Tenant security deposits liability (Account 2191)                        66,932
Other current obligations (describe in detail)                                0
                                                                      ---------

   Less total current obligations                                       274,079
                                                                      ---------

   Surplus cash (deficiency)                                          $(111,466)
                                                                      =========

Part B - Compute  Distributions  to Owners  and  Required  Deposit  to  Residual
Receipts
-------------------------------------------------------------------------------

Surplus cash                                                          $(111,466)
                                                                      ---------

Limited Dividend Projects
Annual distribution earned during fiscal period covered by
   the statements                                                             0
Distribution accrued and unpaid as of the end of the prior
   fiscal period                                                              0
Distributions and entity expenses paid during fiscal period
   covered by the statements                                                  0
                                                                      ---------

Amount remaining as distribution earned but unpaid                            0
                                                                      ---------

Amount available for distribution during next fiscal period$                  0
                                                                      =========

Deposit due residual receipts reserve                                 $       0
                                                                      =========

                                  Mortenson II
                           HUD Project No.: 074-36605

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD

                          Year ended December 31, 2000

CHANGES IN FIXED ASSETS ACCOUNTS

                                             Assets
                  -------------------------------------------------------------
                  Balance                                              Balance
                  12/31/99          Additions        Deletions         12/31/00
                  --------          ---------        ---------         --------

Land             $   42,101      $         0        $        0       $    42,101
Buildings         5,007,451                0                 0         5,007,451
Building
 equipment -
 portable           159,623                0                 0           159,623
                 ----------       ----------         ---------        ----------

                 $5,209,175      $         0        $        0        $5,209,175
                  =========       ==========         =========         =========

Accumulated
 depreciation    $1,662,907      $   184,741        $        0        $1,847,648
                  =========       ==========         =========         =========

Total net
book value                                                            $3,361,527
                                                                       =========

                                  Mortenson II
                           HUD Project No.: 074-36605

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD

                          Year ended December 31, 2000

DETAIL OF ACCOUNTS - STATEMENT OF ACTIVITIES

MISCELLANEOUS ADMINISTRATIVE EXPENSES (ACCOUNTS NO. 6390)

   Cable Television                                                      $24,000
   Miscellaneous administrative expenses                                   2,161
                                                                         -------

                                                                         $26,161
                                                                         =======

OTHER ENTITY EXPENSES (ACCOUNTS NO. 7190)

   Contingent interest                                                   $93,773
                                                                         -------

                                                                         $93,773
                                                                         =======

                                  Mortenson II
                           HUD Project No.: 074-36605

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD

                          Year ended December 31, 2000

OTHER INFORMATION

Total mortgage principal payments required during the audit year
(12 monthly payments). Applies to all direct loans and HUD-held and fully-insured mortgages. Any HUD-approved second mortgages
are included.                                                       $     46,608
                                                                     ===========

Total of 12 monthly deposits in the audit year made to the replacement reserve account, as required by the regulatory agreement, even if
payments are temporarily suspended or reduced.                      $     20,055
                                                                     ===========

Replacement reserve and residual receipts reserve releases which are
included as expense items on the statement of operations.           $          0
                                                                     ===========

Project improvement reserve releases under the flexible subsidy program which are included as expense items on the statement of
operations.                                                                  N/A
                                                                      ==========

Mortgage payable note detail (Section 236 only)
Interest reduction payments from subsidy                                     N/A
                                                                      ==========

Related party transactions detail:

Entity name                                                   Amount paid
-----------                                                   -----------

Mortenson I                                                 $       7,220
                                                             ============

                INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL

To the Partners
Mortenson II

We have audited the financial statements of Mortenson II, as of and for the year ended December 31, 1999, and have issued our report thereon dated March 7, 2001. We have also audited Mortenson II's compliance with requirements applicable to major HUD-assisted programs and have issued our report thereon dated March 7, 2001.

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

In planning and performing our audits of the partnership for the year ended December 31, 2000, we obtained an understanding of the design of relevant controls and determined whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the partnership's financial statements and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

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

/s/ Reznick Fedder & Silverman

Charlotte, North Carolina
March 7, 2001

                                HRII ASSOCIATES

  Financial Statements and Report of Independent Certified Public Accountants

                               December 31, 2000

[The Stoddard Group LLC Letterhead]

To the Owners of
HRII Associates


We have audited the accompanying balance sheet of HRII Associates (the Partnership) as of December 31, 2000, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audit contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRII Associates as of December 31, 2000, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Hansen, Bradshaw, Malmrose & Erickson

February 26, 2001

                                 HRII ASSOCIATES

                                  Balance Sheet

                                December 31, 2000


Assets

Cash                                                          $   210,853
Tenant accounts receivable - net of allowance for doubtful
  accounts of $32,640                                               8,337
Prepaid expenses                                                   75,993
Restricted deposits (note 3)                                      284,464
Land, buildings and equipment (notes 1,4)                       4,039,442
Loan costs, net of accumulated amortization of $47,284 (note 1)   234,657
                                                               ----------

Total assets                                                   $4,853,746
                                                                =========


Liabilities and Partners' Deficit

Accounts payable                                              $     3,980
Accrued liabilities                                               213,984
Related party payable                                               1,004
Mortgage note payable (note 5)                                  5,169,712
Note payable (note 5)                                              90,093
Tenant security deposits (note 1)                                  34,599
Prepaid revenue (note 1)                                            4,925
Equity loan (note 6)                                              684,400
                                                               ----------

Total liabilities                                               6,202,697

Partners' deficit                                              (1,348,951)
                                                               ----------

Total liabilities and partners' deficit                        $4,853,746
                                                                =========

The accompanying notes are an integral part of these financial statements.

                                 HRII ASSOCIATES

                  Statement of Operations and Partners' Deficit

                      For the Year Ended December 31, 2000

Revenues:
Rent                                                           $1,054,406
Other                                                              48,774
                                                              -----------

                                                                1,103,180
                                                              -----------

Operating expenses:
Administrative                                                    200,246
Utilities                                                          77,003
Operating and maintenance                                         148,197
Taxes and insurance                                               132,558
Depreciation and amortization (note 1)                            130,008
                                                                 --------

                                                                  688,012
                                                                  -------

   Income from operations                                         415,168
                                                                 --------

Other income (expense):
Loss on write-off of receivable (note 2)                         (239,440)
Interest income                                                    10,593
Interest expense                                                 (521,062)
                                                                 --------

   Total other expense                                           (749,909)
                                                                 --------

   Net loss                                                      (334,741)

Partners' deficit beginning of year                            (1,009,974)

Distributions to partners                                          (4,236)
                                                              -----------

Partners' deficit end of year                                 $(1,348,951)
                                                                =========

The accompanying notes are an integral part of these financial statements.

                                 HRII ASSOCIATES

                             Statement of Cash Flows

                      For the Year Ended December 31, 2000

Cash flow from operating activities:
Rental receipts                                                $1,051,982
Interest receipts                                                  10,593
Other receipts                                                     48,774
                                                              -----------
                                                                1,111,349

Administrative                                                   (115,872)
Management fees                                                   (43,776)
Utilities                                                         (77,003)
Salaries and wages                                                (93,298)
Operating and maintenance                                        (106,655)
Real estate taxes and escrow deposits                             (97,861)
Property insurance                                                (10,308)
Miscellaneous taxes and insurance                                 (24,389)
Interest on mortgage                                             (340,794)
Tenant security deposits                                            1,892
Interest expense - other loans                                   (116,230)
                                                               ----------
   Net cash provided by operating activities                       87,055
                                                              -----------

Cash flow from investing activities:
Deposits to mortgage escrow                                        (1,084)
Deposits to replacement reserve                                   (23,167)
                                                                 ---------
   Net cash used in investing activities                          (24,251)
                                                                 ---------

Cash flow from financing activities:
Principal payments on long-term debt                              (35,706)
Distributions to partners                                          (4,236)
Increase in note payable                                            1,757
                                                             ------------
   Net cash used in financing activities                          (38,185)
                                                              -----------
   Net increase in cash                                            24,619

Cash, beginning of year                                           186,234
                                                               ----------
Cash, end of year                                             $   210,853
                                                               ==========

Financing and investing activities not affecting cash:
   Issuance of note payable to purchase property and equipment $   88,336
                                                               ===========

Cash flows from operating activities:
Net loss                                                     $   (334,741)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss on write-off of receivable                                   239,440
Depreciation and amortization                                     130,008
Increase in tenant accounts receivable, net                        (1,021)
Increase in miscellaneous prepaid expenses                         (3,968)
Decrease in restricted deposits                                     4,130
Decrease in accounts payable                                       (9,581)
Increase in accrued liabilities                                    65,425
Increase in related party payable                                   1,004
Decrease in tenant security deposits liability                     (2,238)
Decrease in prepaid revenue                                        (1,403)
                                                             ------------

   Net cash provided by operating activities                 $     87,055
                                                              ===========

The accompanying notes are an integral part of these financial statements.

                                 HRII ASSOCIATES

                          Notes to Financial Statements

                                December 31, 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business Organization
---------------------

HRII Associates (HUD Project No. 126-35216) (the Partnership) is a Utah Limited Partnership which was organized in 1989. The Project consists of 144 units in apartment buildings in Gresham, Oregon. The apartment complex is financed with a loan which is insured by the U.S. Department of Housing and Urban Development
(HUD), under section 221(d)(4) of the National Housing Act (HUD Project No. 126-35216). The Partnership's operating methods are regulated by HUD under the terms of a regulatory agreement.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Concentration of Credit Risk
----------------------------

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

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Land, Buildings and Equipment
-----------------------------

Land, buildings and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years. Major additions and improvements are capitalized while minor replacements, maintenance and repairs which do not increase the useful lives of the property are expensed as incurred.

Loan Costs
----------

Costs incurred by the Partnership in connection with obtaining the construction loan and long-term financing have been capitalized and are amortized using the straight-line method over the term of the HUD insured mortgage.

                                 HRII ASSOCIATES

                          Notes to Financial Statements

                                December 31, 2000

Revenue Recognition
-------------------

Prepaid rents are accrued as a liability by the Partnership and the associated revenue is recognized as it is earned. Tenant security deposits are recognized as income when forfeited.

Cost Allocation
---------------

On March 1, 1993, the Partnership entered into a cross easement agreement with Holly Ridge Associates, an entity which owns Phase I of Holly Ridge. Holly Ridge Phase I is located on property adjacent to the Phase II property. The two phases share common amenities such as the exercise facilities, sauna, tanning beds, swimming pools, tennis courts, maintenance building, etc. In addition, the same management company (The Stoddard Group, L.L.C.) manages both projects. Under the terms of the agreement, joint costs of the two phases are allocated based on the number of units in each phase.

Management Fee
--------------

The Partnership pays a management fee equal to 4% of defined gross revenues.

Income Taxes
------------

Under tax law provisions, the Partnership does not pay income taxes on its income. Instead, the income or loss of the Partnership is allocated to the partners, and the partners are responsible for any income taxes related to their share of allocated income.

Financial Instruments
---------------------

None of the Partnership's financial instruments are held for trading purposes. The Partnership estimates that the fair value of all financial instruments at December 31, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Partnership using available market information and appropriate valuation methodologies.
Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realized in a current market exchange

2.  Related Party Transactions

A general partner of HRII Associates also owns The Stoddard Group, L.L.C. (Stoddard). Stoddard provides services for the Partnership, which include accounting services and management functions. The management fee expensed to Stoddard for the year ended December 31, 2000 was $43,777. In addition, approximately $117,170 was paid to Stoddard to reimburse costs of payroll, payroll taxes and workman's compensation insurance for their employees who provide on-site labor to the Project.

                                 HRII ASSOCIATES

                          Notes to Financial Statements

                                December 31, 2000

Accrued workman's compensation and payroll taxes of $5,243 at December 31, 2000 represents a payable to Stoddard.

The Partnership also made cash advances to entities formerly under common ownership and management and had a net receivable from those entities in the amount of $239,440 at December 31, 1999. During 2000, the Partnership terminated its relationship with these entities and determined that this receivable was uncollectible. The Partnership wrote off the net receivable of $239,440 in 2000 as an other expense in the statement of operations.


3.  Restricted Deposits

Restricted deposits consist of the following:

Property tax and insurance escrow                            $     30,084
Replacement reserve escrow                                        137,251
Equity loan reserves                                               82,362
Tenant security deposits                                           34,767
                                                              -----------

                                                                $ 284,464
                                                                =========

4.  Land, Building and Equipment

Land, buildings and equipment consist of the following:

Land and land improvements                                    $   242,044
Buildings                                                       4,627,115
Furniture for tenant use                                          295,312
Office furniture and equipment                                      5,226
                                                             ------------

                                                                5,169,697
Less: accumulated depreciation                                 (1,130,255)
                                                               ----------

                                                               $4,039,442
                                                               ==========

                                 HRII ASSOCIATES

                          Notes to Financial Statements

                                December 31, 2000

5. Mortgage Payable and Note Payable

The HUD insured mortgage note is payable to a financial institution in monthly installments of $37,921 including interest at 8.25%. The loan is secured by the apartment complex and matures on August 1, 2034.

The Partnership has a note payable to a corporation due in semi-annual installments of $7,130, including interest at 6%. The loan matures on September 1, 2005. The loan balance at December 31, 2000 includes accrued interest of $1,757.


Future maturities over the next five years are as follows:

Year Ending December 31:

2001                                                        $      37,562
2002                                                               40,881
2003                                                               44,464
2004                                                               48,324
2005                                                               96,164
Thereafter                                                      4,992,410
                                                                ---------

                                                               $5,259,805
                                                               ==========

6.  Equity Loan

The Partnership has a non-interest bearing equity loan payable to a financial institution payable upon maturity of the HUD insured mortgage in the amount of $684,400.

7.  Commitment and Contingency

The Partnership entered into an agreement in March 1993 with an entity which provided funds for certain costs in connection with the construction of the Project. Under the terms of the agreement, HRII Associates is obligated to pay additional interest amounts to this entity from the proceeds of events such as sale or refinancing.

8.  Allowable Distributions to Partners

Under the HUD regulatory agreement for Section 221(d)(4) projects, distributions to partners from funds provided by rental operations are allowed, provided: 1) surplus cash, as defined by HUD, is available for such purposes, 2) the project is in compliance with all outstanding notices of requirements for proper maintenance and 3) there is no default under the regulatory agreement or under the regulatory agreement or under the mortgage note. For the year ended December 31, 2000, there is no surplus cash.