Form 10-Q
period 2001-03-31
CAPITAL MORTGAGE PLUS L P
filed 2001-05-03
CIK 845875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2001

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-18491


                           CAPITAL MORTGAGE PLUS L.P.
             (Exact name of registrant as specified in its charter)


                  Delaware                    13-3502020
---------------------------              -----------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------          --------------
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

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION


                                  March 31,     December 31,
                                     2001          2000
                                  ---------   --------------
                                 (Unaudited)

ASSETS

Investments in mortgage loans
  (Note 2)                       $21,267,359   $21,357,424
Cash and cash equivalents          1,116,921       919,391
Accrued interest receivable
  (net of allowance of $913,236
  and $913,236, respectively)        478,433       602,930
Loan origination costs
  (net of accumulated
  amortization of $182,440
  and $177,712, respectively)        651,509       656,237
                                ------------  ------------
Total assets                     $23,514,222   $23,535,982
                                  ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL (Deficit)

Liabilities:
Accounts payable and other liabilities$    29,199$     25,000
Due to general partner and
  affiliates (Note 3)                 38,062        46,170
                                ------------  ------------
Total liabilities                     67,261        71,170
                                ------------  ------------

Partners' capital (deficit):
Limited Partners (1,836,660 BACs
  issued and outstanding)         23,601,165    23,618,659
General Partner                     (154,204)     (153,847)
                                 -----------   -----------

Total partners' capital (deficit) 23,446,961    23,464,812
                                  ----------    ----------
Total liabilities and partners' capital
  (deficit)                      $23,514,222   $23,535,982
                                  ==========   ===========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                       Three Months Ended
                                           March 31,
                                     2001           2000
                            ------------------------------------

Revenues
Interest income:
Mortgage loans (Note 2)             $489,643      $494,669
Temporary investments                 11,845        11,740
Other income                             913           713
                                  ----------    ----------

Total revenues                       502,401       507,122
                                     -------       -------

Expenses
General and administrative            10,872        12,753
General and administrative-
  related parties (Note 3)            41,233        49,546
Amortization                          54,760        54,760
                                    --------      --------

Total expenses                       106,865       117,059
                                     -------       -------

Net income                          $395,536      $390,063
                                     =======       =======

Allocation of Net income:

Limited Partners                    $387,625      $382,262
                                     =======       =======

General Partner                   $    7,911    $    7,801
                                   =========     =========

Net income per BAC                $      .21$         .21
                                   ==========    ==========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                    Limited      General
                        Total       Partners     Partner
                        --------------------------------

Partners' capital
  (deficit) -
  January 1, 2001  $23,464,812   $23,618,659    $(153,847)
Net income             395,536       387,625        7,911
Distributions         (413,387)     (405,119)      (8,268)
                  ------------   -----------    ---------
Partners' capital
  (deficit) -
  March 31, 2001   $23,446,961   $23,601,165    $(154,204)
                    ==========    ==========     ========

See Accompanying Notes to Financial Statements.



                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                        Three Months Ended
                                             March 31,
                                      2001                  2000
                               ------------------------------------

Cash flows from operating activities:

Net income                        $  395,536    $  390,063
                                   ---------     ---------

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

Amortization expense                  54,760        54,760
Amortization of interest rate buydown   (363)         (363)
Decrease (increase) in accrued interest
  receivable                         124,497       (88,683)
Increase in accounts payable
  and other liabilities                4,199         8,295
Decrease in due to general partner
  and affiliates                      (8,108)       (7,612)
                                  ----------    ----------

Net cash provided by operating
  activities                         570,521       356,460
                                   ---------     ---------

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                               40,396        35,239
                                  ----------    ----------

Cash flows from financing activities:
Distributions to partners           (413,387)     (414,559)
                                   ---------     ---------

Net increase (decrease) in cash and
  cash equivalents                   197,530       (22,860)

Cash and cash equivalents at
  beginning of period                919,391     1,010,890
                                  ----------     ---------

Cash and cash equivalents at
  end of period                   $1,116,921   $   988,030
                                   =========    ==========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 2001, the results of operations and its cash flows for the three months ended March 31, 2001 and 2000. However, the operating results for the three months ended March 31, 2001 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

CAPITAL MORTGAGE PLUS L.P. (a limited partnership) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2001 (Unaudited) Note 2 - Investments in Loans The Partnership originally funded five mortgage loans and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325. One loan with a mortgage and equity loan in the aggregate amount of $5,100,000 was repaid on December 16, 1998.

Information relating to investments in mortgage loans and equity loans as of March 31, 2001 is as follows:

                                                                                      Interest earned by the Partnership during 2001
                                                                                      ---------------------------------------------
                                                  Amounts Advanced                         Non-contingent          Contingent
                                    -------------------------------------------------    ----------------   ----------------------
                                                                                                                   Cash Flow
            No.     Date                                                                   Base    Default  Annual Partici-
          of Apart-  of    Final                      Total    Investment   Investment   Interest Interest Yield   pation/   Total
Property/  ment    Invest  Maturity  Mortgage Equity  Amounts   in Loans at  in Loans at   Amount/ Amount/ Amount/ Amount/ Interest
Location   Units    ment    Date     Loans    Loans   Advanced   3/31/2001   12/31/2000(E) Rate(A) Rate(B) Rate(C) Rate(D)  Earned
--------   -----   ------  ------    -------  ------  --------   ---------    -----------  ------  ------- ------- ------   --------


Mortenson   104   8/90     8/30   $4,974,090 $577,885 $5,551,975 $4,708,903 $4,733,086    $73,827  $22,912    $0     $0     $96,739
                                                                                            6.45%   1.98%   .97%   30.00%
Manor
Apts./
Ames, IA
Windemere   204   9/90      9/30  8,110,300  736,550  8,846,850  7,862,997   7,892,195    154,236   31,041      0     0     185,277
Apts./                                                                                     7.95%     1.60%   1.08%  30.00%
Wichita,
KS
Fieldcrest  112   8/91      8/31  3,343,700  383,300  3,727,000 3,307,369   3,320,237     70,009      0     11,534     0     81,543
III                                                                                        8.68%      0%     1.36%   30.00%
Apts./
Dothan, AL
Holly       144   3/93      3/33  5,310,100  684,400 5,994,500  5,388,090   5,411,906   104,909     12,912   8,263     0    126,084
Ridge                                                                                    8.125%      1.00%   .64%   30.00%
II Apts./
Gresham,
OR
                                  ------------------------------------------------------------------------------------------------

Total                           $21,738,190 $2,382,135 $24,120,325 $21,267,359 $21,357,424 $402,981  $66,865  $19,797   $0  $489,643
                                 ==================================================================================================


                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


(A) Base Interest on the Mortgages is that amount that is insured/co-insured by the Department of Housing and Urban Development ("HUD") and is being shown net of servicing fees.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by partnership interests in the borrower.

(C) Annual Yield is the amount over the default rate and is contingent upon property cash flow.

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow.

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,767,282 and $500,077 at March 31, 2001 and $20,807,677 and $ 549,747 ,respectively, at
December 31, 2000.

Investments in loans
  January 1, 2000                             $21,698,812

Additions:
  Fieldcrest discount amortization                  1,452

Deductions:
  Amortization of equity loans                   (200,130)
  Collection of principal - Mortenson             (46,668)
                      - Windemere                 (52,727)
                      - Fieldcrest                (18,345)
                      - Holly Ridge               (24,970)
                                             -------------

                                                 (342,840)
Investments in loans
  December 31, 2000:                           21,357,424
                                               ----------

Additions:
  Fieldcrest discount amortization                    363

Deductions
  Amortization of equity loans                    (50,032)
  Collection of principal - Mortenson             (12,144)
                      - Windemere                 (13,853)
                      - Fieldcrest                 (4,842)
                      - Holly Ridge                (9,557)
                                            -------------
                                                  (90,428)

Investments in loans March 31, 2001           $21,267,359
                                               ==========

The Mortenson  Manor and Windemere  Mortgages are  co-insured by HUD and Related
Mortgage   Corporation  ("RMC"),  an  affiliate  of  the  General  Partner.  The
Fieldcrest III and Holly Ridge Mortgages are insured by HUD.

In addition to the interest rate payable during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent loan interest and accrued interest if any, and certain amounts from sales or refinancing proceeds.

The equity loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the projects. The equity loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At March 31, 2001, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Mortenson has not paid approximately $656,000 of default interest due for the years ended December 31, 1995 to December 31, 2000, and Windemere has not paid its default interest of approximately $127,000 and $130,000 for the years ended December 31, 1999 and 1996 resulting in an allowance for uncollectability relating to the default interest amounting to approximately $913,000 at both March 31, 2001 and December 31, 2000, respectively.

Note 3 - Related Parties

The costs incurred to related parties for the three months ended March 31, 2001 and 2000 were as follows:


                                        Three Months Ended
                                          March 31,
                                       2001          2000
                                   -----------------------

Partnership management fees (a)      $31,592       $31,592
Expense reimbursement (b)              9,641        17,954
                                     -------        ------

Total general and administrative-    $41,233       $49,546
                                      ======        ======
  related parties


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At both March 31, 2001 and December 31, 2000 a balance of approximately $32,000 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $6,000 and $15,000 were accrued and unpaid as of March 31, 2001 and December 31, 2000, respectively.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

Note 4 - Subsequent Event

It is anticipated that during May 2001, a distribution of approximately $405,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 2001 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the three months ended March 31, 2001, cash and cash equivalents of the Partnership increased by approximately $198,000 due to cash provided by operating activities of approximately $571,000, collections of principal on mortgage loans of approximately $40,000 less distributions paid to Partners of approximately $413,000. Included in the adjustments to reconcile the net income to cash flow provided by operating activities is amortization of approximately $55,000.

A distribution of approximately $405,000 was made to the limited partners or BACs holders during the three months ended March 31, 2001. A total of approximately $8,000 was distributed to the General Partner during the three months ended March 31, 2001.

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

Results of Operations
---------------------

Three months ended March 31, 2001 compared with the three months ended March 31, 2000

Results of operations for the three months ended March 31, 2001 and 2000 consisted primarily of interest income earned from investment in mortgage loans of approximately $490,000 and $495,000, respectively.

General and administrative-related parties decreased approximately $8,000 for the three months ended March 31, 2001, as compared to the same period in 2000 primarily due to a decrease in expense reimbursements due to the General Partner.

                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits:

       (b) Current report on Form 8-K -

           No reports on form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


               By: CIP ASSOCIATES, INC.
                   General Partner

Date:

                   By:
                      ----------------------------------
                      Alan P. Hirmes
                      Senior Vice President
                      (Principal Executive and Financial
                      Officer)

Date:

                   By:
                      -------------------------------
                      Glenn F. Hopps
                      Treasurer
                      (Principal Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


               By: CIP ASSOCIATES, INC.
                   General Partner

Date:  May 3, 2001

                   By:/s/ Alan P. Hirmes
                      -----------------------
                      Alan P. Hirmes
                      Senior Vice President
                      (Principal Executive and Financial Officer)

Date:  May 3, 2001

                   By:/s/ Glenn F. Hopps
                   ---------------------------
                      Glenn F. Hopps
                      Treasurer
                      (Principal Accounting Officer)