Form 10-Q
period 2001-06-30
CAPITAL MORTGAGE PLUS L P
filed 2001-08-02
CIK 845875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

                                       OR

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
                        STATEMENTS OF FINANCIAL CONDITION

                                                                    =========================  =========================
                                                                              JUNE 30,              DECEMBER 31,
                                                                                2001                    2000
                                                                    -------------------------  -------------------------
                                                                            (UNAUDITED)
ASSETS

Investments in mortgage loans
   (Note 2)                                                                   $ 21,181,390                $21,357,424
Cash and cash equivalents                                                        1,086,600                    919,391
Accrued interest receivable
   (net of allowance of $1,126,427
   and $913,236)                                                                   325,716                    602,930
Loan origination costs
   (net of accumulated
   amortization of $187,168
   and $177,712)                                                                   646,781                    656,237
                                                                             -------------               ------------
Total assets                                                                  $ 23,240,487                $23,535,982
                                                                             =============               ============

LIABILITIES AND PARTNERS' CAPITAL (Deficit)

Liabilities:
   Accounts payable and other liabilities                                    $      25,000               $     25,000
   Due to general partner and
     affiliates (Note 3)                                                             1,469                     46,170
                                                                             -------------               ------------
Total liabilities                                                                   26,469                     71,170
                                                                             -------------               ------------

Partners' capital (deficit):
   Limited Partners (1,836,660 BACs
     issued and outstanding)                                                    23,372,881                 23,618,659
   General Partner                                                                (158,863)                  (153,847)
                                                                             -------------               ------------

Total partners' capital (deficit)                                               23,214,018                 23,464,812
                                                                             -------------               ------------
Total liabilities and partners' capital
   (deficit)                                                                  $ 23,240,487                $23,535,982
                                                                             =============               ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                               ======================    =======================
                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                    JUNE 30,                     JUNE 30,
                               ----------------------    -----------------------
                                   2001        2000         2001        2000
                               ----------------------    -----------------------
Revenues
Interest income:
Mortgage loans (Note 2)        $  493,055   $  515,721   $  982,698   $1,010,390
Temporary investments              10,461       11,374       22,306       23,114
Other income                          813          813        1,726        1,526
                               ----------   ----------   ----------   ----------

Total revenues                    504,329      527,908    1,006,730    1,035,030
                               ----------   ----------   ----------   ----------

Expenses
General and administrative          8,857       15,690       19,729       28,443
General and administrative-
   related parties (Note 3)        44,342       53,594       85,575      103,140
Provision for bad debts           223,806            0      223,806            0
Amortization                       54,761       54,761      109,521      109,521
                               ----------   ----------   ----------   ----------

Total expenses                    331,766      124,045      438,631      241,104
                               ----------   ----------   ----------   ----------

Net income                     $  172,563   $  403,863   $  568,099   $  793,926
                               ==========   ==========   ==========   ==========

Allocation of Net income:

Limited Partners               $  169,112   $  395,785   $  556,737   $  778,047
                               ==========   ==========   ==========   ==========

General Partner                $    3,451   $    8,078   $   11,362   $   15,879
                               ==========   ==========   ==========   ==========

Net income per BAC             $     0.09   $     0.21   $     0.30   $     0.42
                               ==========   ==========   ==========   ==========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                       ==============================================================================
                                                                              LIMITED                    GENERAL
                                                  TOTAL                       PARTNERS                   PARTNER
                                       ------------------------------------------------------------------------------
Partners' capital
  (deficit) -
  January 1, 2001                                $23,464,812                  $23,618,659                  $(153,847)
Net income                                           568,099                      556,737                     11,362
Distributions                                       (818,893)                    (802,515)                   (16,378)
                                                ------------                  -----------                 ----------
Partners' capital
  (deficit) -
  June 30, 2001                                  $23,214,018                  $23,372,881                  $(158,863)
                                                  ==========                   ==========                   ========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           ===============================================
                                                                                            Six Months Ended
                                                                                                 JUNE 30,
                                                                           -----------------------------------------------
                                                                                 2001                  2000
                                                                           -----------------------------------------------
Cash flows from operating activities:

Net income                                                                         $    568,099               $    793,926

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for bad debts                                                                 223,806                          0
Amortization expense                                                                    109,521                    109,521
Amortization of interest rate buydown                                                      (726)                      (726)
Decrease (increase) in accrued interest
   receivable                                                                            53,408                   (165,343)
Decrease in accounts payable
   and other liabilities                                                                      0                    (20,744)
Decrease in due to general partner
   and affiliates                                                                       (44,701)                    (8,672)
                                                                                    -----------               ------------

Net cash provided by operating
   activities                                                                           909,407                    707,962
                                                                                    -----------               ------------

Cash flows from investing activities:
Receipt of principal on mortgage
   loans                                                                                 76,695                     68,885
                                                                                    -----------               ------------

Cash flows from financing activities:
Distributions to partners                                                              (818,893)                  (823,499)
                                                                                    -----------               ------------




                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (Unaudited)




                                                                           ===============================================
                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                           -----------------------------------------------
                                                                                 2001                  2000
                                                                           -----------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                                                                     167,209                    (46,652)

Cash and cash equivalents at
   beginning of period                                                                  919,391                  1,010,890
                                                                                    -----------               ------------

Cash and cash equivalents at
   end of period                                                                    $ 1,086,600                $   964,238
                                                                                    ===========               ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. However, the operating results for the six months ended June 30, 2001 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


Note 2 - Investments in Loans
The Partnership originally funded five mortgage loans (the "Mortgages") and originated five noninterest bearing equity loans in the aggregate amount of $29,220,325. One loan with a mortgage and equity loan in the aggregate amount of $5,100,000 was repaid on December 16, 1998.

Information relating to investments in the Mortgages and equity loans as of June 30, 2001 is as follows:


                                                                            AMOUNTS ADVANCED
                                                  ----------------------------------------------------------------------------------


                                DATE
                    NO. OF       OF     FINAL                                                        INVESTMENTS IN     INVESTMENTS
PROPERTY/         APARTMENT   INVEST- MATURITY        MORTGAGE        EQUITY       TOTAL AMOUNTS        LOANS AT        IN LOANS AT
LOCATION            UNITS       MENT    DATE           LOANS          LOANS          ADVANCED        6/30/2001(E)      12/31/2000(E)
--------          ---------   ------- --------        --------        ------       -------------     --------------    -------------
Mortenson             104       8/90     8/30     $ 4,974,090       $577,885        $5,551,975        $4,684,523        $4,733,086
Manor
Apts./
Ames, IA
Windemere             204       9/90     9/30       8,110,300        736,550         8,846,850         7,833,519         7,892,195
Apts./
Wichita, KS
Fieldcrest III        112       8/91     8/31       3,343,700        383,300         3,727,000         3,294,393         3,320,237
Apts./
Dothan, AL
Holly Ridge           144       3/93     3/33       5,310,100        684,400         5,994,500         5,368,955         5,411,906
II Apts./
Gresham, OR
                                               --------------- -------------- ----------------- ----------------- -----------------

Total                                             $21,738,190     $2,382,135       $24,120,325       $21,181,390       $21,357,424
                                               =============== ============== ================= ================= =================
                                       INTEREST EARNED BY THE PARTNERSHIP DURING 2001
                          ----------------------------------------------------------------------
                                NON-CONTINGENT                     CONTINGENT
                          -------------------------   ------------------------------------------
                                                                        CASH
                                                                        FLOW
                                            DEFAULT       ANNUAL      PARTICI-
                          BASE INTEREST    INTEREST       YIELD        PATION
PROPERTY/                    AMOUNT/        AMOUNT/      AMOUNT/       AMOUNT/    TOTAL INTEREST
LOCATION                    RATE (A)       RATE (B)      RATE (C)     RATE (D)        EARNED
--------                  -------------    --------      --------     --------    --------------
Mortenson                   $147,458      $ 56,632        $   0            $0      $ 204,090
Manor                          6.45%         1.98%         .97%        30.00%
Apts./
Ames, IA
Windemere                    308,193        62,371            0             0        370,564
Apts./                         7.95%         1.60%        1.08%        30.00%
Wichita, KS
Fieldcrest III               139,912             0       23,178             0        163,090
Apts./                         8.68%            0%        1.36%        30.00%
Dothan, AL
Holly Ridge                  210,743        25,948        8,263             0        244,954
II Apts./                     8.125%         1.00%         .64%        30.00%
Gresham, OR
                      --------------- ------------- ------------ ------------- --------------

Total                       $806,306      $144,951      $31,441            $0       $982,698
                      =============== ============= ============ ============= ==============

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)



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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)



(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,730,982 and $450,408, respectively, at June 30, 2001 and $20,807,677 and $ 549,747,
respectively, at December 31, 2000.

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
                                                                                                       -------------

                                                                                                            (342,840)
                                                                                                       -------------
Investments in loans
    December 31, 2000:                                                                                    21,357,424
                                                                                                       -------------

Additions:
    Fieldcrest discount amortization                                                                             726

Deductions
    Amortization of equity loans                                                                            (100,065)
    Collection of principal - Mortenson                                                                      (24,484)
                            - Windemere                                                                      (27,986)
                            - Fieldcrest                                                                      (9,790)
                            - Holly Ridge                                                                    (14,435)
                                                                                                       -------------
                                                                                                            (176,760)
                                                                                                       -------------
Investments in loans June 30, 2001                                                                       $21,181,390
                                                                                                       =============

The Mortenson Manor and Windemere Mortgages are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III and Holly Ridge II Mortgages are insured by HUD.

In addition to the interest rate payable during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


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

At June 30, 2001, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Mortenson has not paid approximately $691,000 of default interest due for the six months ended June 30, 2001 and the years ended December 31, 1995 to December 31, 2000, and Windemere has not paid its default interest of approximately $446,000 for the six months ended June 30, 2001 and the years ended December 31, 2000, 1999 and 1996, respectively, resulting in an allowance for uncollectability relating to the default interest amounting to approximately $1,126,000 and $913,000 at June 30, 2001 and December 31, 2000, respectively.

Note 3 - Related Parties

The costs incurred to related parties for the three and six months ended June 30, 2001 and 2000 were as follows:

                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     JUNE 30,                                JUNE 30,
                                         ----------------------------------      ----------------------------------
                                            2001                  2000                2001            2000
                                         ----------------------------------      ----------------------------------
Partnership manage-
   ment fees (a)                               $   31,592        $   31,592            $   63,184        $   63,184
Expense
   reimbursement (b)                               12,750            22,002                22,391            39,956
                                                ---------         ---------             ---------         ---------
Total general and
   administrative-
   related parties                             $   44,342        $   53,594            $   85,575         $ 103,140
                                                =========         =========             =========          ========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)



(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At December 31, 2000 a balance of approximately $32,000 was due to the General Partners for these fees. As of June 30, 2001, there was none due.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, register, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $1,000 and $15,000 were accrued and unpaid as of June 30, 2001 and December 31, 2000, respectively.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

Note 4 - Subsequent Event

It is anticipated that during August 2001, distributions of approximately $402,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 2001 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the six months ended June 30, 2001, cash and cash equivalents of the Partnership increased by approximately $167,000 due to cash provided by operating activities of approximately $909,000 and collections of principal on mortgage loans of approximately $77,000 less distributions paid to Partners of approximately $819,000. Amortization of approximately $109,000 is included in the adjustments to reconcile the net income to cash flow provided by operating activities.

A distribution of approximately $803,000 was made to the limited partners or BACs holders during the six months ended June 30, 2001. A total of approximately $16,000 was distributed to the General Partner during the six months ended
June 30, 2001.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

Results of operations for the three and six months ended June 30, 2001 and 2000 consisted primarily of interest income earned from investment in mortgage loans of approximately $493,000 and $516,000 and $983,000 and $1,010,000, respectively.

General and administrative decreased approximately $7,000 and $9,000 for the three and six months ended June 30, 2001, as compared to the same periods in 2001 primarily due to an underaccrual of accounting expenses in 1999 which was corrected in 2000.

General and administrative-related parties decreased approximately $9,000 and $18,000 for the three and six months ended June 30, 2001, as compared to the same periods in 2000 primarily due to a decrease in expense reimbursements due to the General Partner.

A provision for bad debts of approximately $224,000 was charged for the three and six months ended June 30, 2001, representing the 2000 and 2001 Guaranteed Interest due for Windemere and the 2001 Guaranteed Interest due from Mortenson.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities and Use of Proceeds - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits:

              (b)     Current report on Form 8-K -

                      No reports on form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                               By:CIP ASSOCIATES, INC.
                                  General Partner

Date:  August 1, 2001

                               By:/s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  Senior Vice President
                                  (Principal Executive and Financial
                                  Officer)

Date:  August 1, 2001

                               By:/s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps
                                  Treasurer
                                  (Principal Accounting Officer)