Form 10-Q
period 2001-09-30
CAPITAL MORTGAGE PLUS L P
filed 2001-10-30
CIK 845875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                                -------------     ------------
                                                SEPTEMBER 30,     DECEMBER 31,
                                                    2001              2000
                                                -------------     ------------
                                                 (Unaudited)
ASSETS

Investments in mortgage loans
  (Note 2)                                      $ 21,092,260       $21,357,424
Cash and cash equivalents                          1,050,243           919,391
Accrued interest receivable
  (net of allowance of $1,158,042
  and $913,236)                                      373,494           602,930
Loan origination costs
  (net of accumulated
  amortization of $191,896
  and $177,712)                                      642,053           656,237
                                                 -----------        ----------
Total assets                                    $ 23,158,050       $23,535,982
                                                 ===========        ==========

LIABILITIES AND PARTNERS' CAPITAL (Deficit)

Liabilities:
  Accounts payable and other
   liabilities                                  $        852       $    25,000
  Due to general partner and
   affiliates (Note 3)                                19,871            46,170
                                                 -----------        ----------
Total liabilities                                     20,723            71,170
                                                 -----------        ----------
Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                        23,297,724        23,618,659
  General Partner                                   (160,397)         (153,847)
                                                 -----------        ----------
Total partners' capital (deficit)                 23,137,327        23,464,812
                                                 -----------        ----------
Total liabilities and partners' capital
  (deficit)                                     $ 23,158,050       $23,535,982
                                                 ===========        ==========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                         -------------------------          -------------------------
                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                         -------------------------          -------------------------
                                            2001           2000                2001          2000
                                         -------------------------          -------------------------
Revenues
Interest income:
Mortgage loans (Note 2)                  $  481,036     $  492,237          $1,463,734     $1,502,627
Temporary investments                         8,792         10,736              31,098         33,850
Other income                                    713          1,063               2,439          2,589
                                         ----------     ----------          ----------     ----------
Total revenues                              490,541        504,036           1,497,271      1,539,066
                                         ==========     ==========          ==========     ==========
Expenses
General and administrative                   18,099          8,486              37,828         36,929
General and administrative-
  related parties (Note 3)                   52,743         49,471             138,318        152,611
Provision for bad debts                      31,616              0             255,422              0
Amortization                                 54,760         54,760             164,281        164,281
                                         ----------     ----------          ----------     ----------
Total expenses                              157,218        112,717             595,849        353,821
                                         ----------     ----------          ----------     ----------
Net income                               $  333,323     $  391,319         $   901,422     $1,185,245
                                         ==========     ==========          ==========     ==========
Allocation of Net income:

Limited Partners                         $  326,657     $  383,493         $   883,394     $1,161,540
                                         ==========     ==========          ==========     ==========
General Partner                          $    6,666     $    7,826         $    18,028     $   23,705
                                         ==========     ==========          ==========     ==========
Net income per BAC                       $     0.18     $     0.21         $      0.48     $     0.63
                                         ==========     ==========          ==========     ==========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                             STATEMENT OF CHANGES IN
                          PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                             --------------------------------------------------
                                                  LIMITED             GENERAL
                                TOTAL             PARTNERS            PARTNER
                             --------------------------------------------------
Partners' capital
  (deficit) -
  January 1, 2001            $23,464,812         $23,618,659         $(153,847)
Net income                       901,422             883,394            18,028
Distributions                 (1,228,907)         (1,204,329)          (24,578)
                             -----------         -----------         ---------
Partners' capital
  (deficit) -
  September 30, 2001         $23,137,327         $23,297,724         $(160,397)
                             ===========         ===========         =========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    ------------------------------
                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ------------------------------
                                                        2001             2000
                                                    ------------------------------
Cash flows from operating activities:

Net income                                           $  901,422       $ 1,185,245

Adjustments to reconcile net income
  to net cash provided
  by operating activities:

Provision for bad debts                                 255,422                 0
Amortization expense                                    164,281           164,281
Amortization of interest rate buydown                    (1,089)           (1,089)
Increase in accrued interest receivable                 (25,986)         (217,837)
Decrease in accounts payable
  and other liabilities                                 (24,148)          (18,253)
Decrease in due to general partner
  and affiliates                                        (26,299)           (5,496)
                                                     ----------        ----------
Net cash provided by operating
  activities                                          1,243,603         1,106,851
                                                     ----------        ----------
Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                                 116,156           107,763
                                                     ----------        ----------
Cash flows from financing activities:
Distributions to partners                            (1,228,907)       (1,232,438)
                                                     ----------        ----------

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (Unaudited)

                                               ---------------------------------
                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                               ---------------------------------
                                                     2001              2000
                                               ---------------------------------
Net increase (decrease) in cash and
  cash equivalents                                   130,852           (17,824)

Cash and cash equivalents at
  beginning of period                                919,391         1,010,890
                                                 -----------       -----------
Cash and cash equivalents at
  end of period                                  $ 1,050,243       $   993,066
                                                 ===========       ===========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. However, the operating results for the nine months ended September 30, 2001 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

Note 2  - Investments in Loans

Information relating to investments in the Mortgages and equity loans as of September 30, 2001 is as follows:



                                                                       AMOUNTS ADVANCED
                                                -------------------------------------------------------------------


                    NO. OF    DATE     FINAL
                    APART-     OF      MATUR-                               TOTAL       INVESTMENTS    INVESTMENTS
PROPERTY/           MENT     INVEST-    ITY     MORTGAGE      EQUITY        AMOUNTS     IN LOANS AT    IN LOANS AT
LOCATION            UNITS     MENT     DATE       LOANS        LOANS       ADVANCED     9/30/2001(E)  12/31/2000(E)
--------            -----     ----     ----       -----        -----       --------     ------------  -------------
Mortenson            104      8/90     8/30     $4,974,090   $ 577,885    $ 5,551,975   $ 4,659,943     $4,733,086
Manor
Apts./
Ames, IA
Windemere            204      9/90     9/30      8,110,300     736,550      8,846,850     7,803,756      7,892,195
Apts./
Wichita, KS
Fieldcrest III       112      8/91     8/31      3,343,700     383,300      3,727,000     3,281,309      3,320,237
Apts./
Dothan, AL
Holly Ridge          144      3/93     3/33      5,310,100     684,400      5,994,500     5,347,252      5,411,906
II Apts./
Gresham, OR
                                              ---------------------------------------------------------------------

Total                                          $21,738,190  $2,382,135    $24,120,325   $21,092,260    $21,357,424
                                              =====================================================================


                            INTEREST EARNED BY THE PARTNERSHIP DURING 2001
                       --------------------------------------------------------
                         NON-CONTINGENT                   CONTINGENT
                       -------------------     --------------------------------
                                                            CASH
                                                            FLOW
                         BASE     DEFAULT      ANNUAL     PARTICI-
                       INTEREST   INTEREST      YIELD      PATION        TOTAL
PROPERTY/              AMOUNT/    AMOUNT/      AMOUNT/     AMOUNT/     INTEREST
LOCATION               RATE (A)   RATE (B)     RATE (C)    RATE (D)     EARNED
--------               --------   --------     --------    --------     ------
Mortenson              $220,890   $ 79,929     $      0    $      0   $  300,819
Manor                     6.45%      1.98%         .97%      30.00%
Apts./
Ames, IA
Windemere               461,865     93,986            0           0      555,851
Apts./                    7.95%      1.60%        1.08%      30.00%
Wichita, KS
Fieldcrest III          209,705          0       34,802           0      244,507
Apts./                    8.68%         0%        1.36%      30.00%
Dothan, AL
Holly Ridge             315,185     39,109        8,263           0      362,557
II Apts./                8.125%      1.00%         .64%      30.00%
Gresham, OR
                    -------------------------------------------------------------

Total                $1,207,645   $213,024     $ 43,065    $      0   $1,463,734
                    =============================================================

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,691,522 and $400,738, respectively, at September 30, 2001 and $20,807,677 and $ 549,747,
respectively, at December 31, 2000.

Investments in loans
   January 1, 2000                                                 $21,698,812

Additions:
   Fieldcrest discount amortization                                      1,452

Deductions:
   Amortization of equity loans                                       (200,130)
   Collection of principal - Mortenson                                 (46,668)
                              - Windemere                              (52,727)
                              - Fieldcrest                             (18,345)
                              - Holly Ridge                            (24,970)
                                                                    ----------
                                                                      (342,840)
                                                                    ----------
Investments in loans
   December 31, 2000:                                               21,357,424
                                                                    ----------
Additions:
   Fieldcrest discount amortization                                      1,089

Deductions
   Amortization of equity loans                                       (150,097)
   Collection of principal - Mortenson                                 (37,025)
                              - Windemere                              (42,405)
                              - Fieldcrest                             (14,847)
                              - Holly Ridge                            (21,879)
                                                                    ----------
                                                                      (266,253)
                                                                    ----------
Investments in loans September 30, 2001                            $21,092,260
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

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

At September 30, 2001, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Mortenson has not paid approximately $681,000 of default interest due for the nine months ended September 30, 2001 and the years ended December 31, 1995 to December 31, 2000, and Windemere has not paid its default interest of approximately $477,000 for the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999 and 1996, respectively, resulting in an allowance for uncollectability relating to the default interest amounting to approximately $1,158,000 and $913,000 at September 30, 2001 and December 31, 2000, respectively.

Note 3 - Related Parties

The costs incurred to related parties for the three and nine months ended September 30, 2001 and 2000 were as follows:

                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                 SEPTEMBER 30,              SEPTEMBER 30,
                             ---------------------      ---------------------
                                2001       2000            2001        2000
                             ---------------------      ---------------------
Partnership manage-
  ment fees (a)              $  31,592   $  31,592      $  94,776   $  94,776
Expense
  reimbursement (b)             21,151      17,879         43,542      57,835
                              --------    --------       --------    --------
Total general and
  administrative-
  related parties            $  52,743   $  49,471      $ 138,318   $ 152,611
                              ========    ========       ========    ========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At December 31, 2000 a balance of approximately $32,000 was due to the General Partners for these fees. As of September 30, 2001, there was none due.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $20,000 and $15,000 were accrued and unpaid as of September 30, 2001 and December 31, 2000, respectively.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

Note 4 - Subsequent Event

It is anticipated that during November 2001, distributions of approximately $406,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 2001 third quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the nine months ended September 30, 2001, cash and cash equivalents of the Partnership increased by approximately $131,000 due to cash provided by operating activities of approximately $1,244,000 and collections of principal on mortgage loans of approximately $116,000 less distributions paid to Partners of approximately $1,229,000. Amortization of approximately $163,000 is included in the adjustments to reconcile the net income to cash provided by operating activities.

A distribution of approximately $1,204,000 was made to the limited partners or BACs holders during the nine months ended September 30, 2001. A total of approximately $25,000 was distributed to the General Partner during the nine months ended September 30, 2001.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Results of operations for the three and nine months ended September 30, 2001 and 2000 consisted primarily of interest income earned from investment in mortgage loans of approximately $481,000 and $492,000 and $1,464,000 and $1,503,000,
respectively.

General and administrative increased approximately $10,000 for the three months ended September 30, 2001, as compared to the same period in 2001 primarily due to an increase in printing cost in 2001 partially offset by a decrease in legal expenses.

A provision for bad debts of approximately $32,000 and $255,000 was charged for the three and nine months ended September 30, 2001, representing the 2000 and 2001 Guaranteed Interest due for Windemere and the 2001 Guaranteed Interest due from Mortenson, none of which are expected to be paid.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

         (b)   Current report on Form 8-K -

               No reports on form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                              By:  CIP ASSOCIATES, INC.
                                   General Partner

Date:  October 29, 2001

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Senior Vice President
                                       (Principal Executive and Financial
                                       Officer)

Date:  October 29, 2001

                                   By: /s/ Glenn F. Hopps
                                       ------------------
                                       Glenn F. Hopps
                                       Treasurer
                                       (Principal Accounting Officer)