Form 10-K
period 2001-12-31
CAPITAL MORTGAGE PLUS L P
filed 2002-03-29
CIK 845875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             13-3502020
--------------------------------                        ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Madison Avenue, New York, New York                        10022
---------------------------------------                 ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

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

Index to exhibits may be found on page 25
Page 1 of 72

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

The Registrant originated federally insured and co-insured first mortgage construction and permanent loans ("Mortgages") to finance multi-family residential rental properties ("Developments" and each a "Development") developed by unaffiliated entities. All base interest and initially at least 90% in the aggregate of the principal of the Mortgages in which the Registrant invests are insured or coinsured by the Department of Housing and Urban Development ("HUD") and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The remaining 10% of the Registrant's portfolio is comprised of uninsured non-interest bearing equity loans secured by the assignment of the debtor's interests in the Development made directly to the same developers as the Mortgages for, among other purposes, defrayal of certain specific cash requirements of the properties. The Registrant made five mortgage loans in the aggregate amount of $26,158,190 and five non-interest bearing equity loans in the aggregate amount of $3,062,135 in connection with five multi-family projects. The Registrant is a closed-end Company that made its last mortgage investment in March 1993 and does not expect to make any additional investments.

The Registrant is engaged solely in the business of investing in Mortgages and equity loans; therefore, presentation of industry segment information is not applicable.

For detailed financial information pertaining to the Registrant see Item 8, Financial Statements and Supplementary Data, below.

INVESTMENTS

The following table lists the Mortgages and equity loans as of February 28, 2002.

                                   ORIGINAL   INTEREST
                                    DATE OF   MORTGAGE       RATE ON      EQUITY       FINAL
                                    INVEST-       LOAN     MORTGAGE        LOAN       ENDORSE-    TERM    OCCU
PROJECT                LOCATION      MENT     AMOUNT(2)      LOAN(1)      AMOUNT         MENT      (7)    PANCY
-------                --------      ----     ---------    ----------     ------     ---------   ------   -----
Mortenson Manor        Ames,         8/31/                    8.43%-                             40       100%
Apartments (3)         Iowa          1990      $4,974,090     9.4%         $577,885     2/92     years
Windemere              Wichita,      9/28/                    9.62%-                             40       89%
Apartments (4)         Kansas        1990       8,110,300    10.7%          736,550     7/92     years
Fieldcrest III         Dothan,       8/27/                    8.75%-                             40       76%
Apartments (5)         Alabama       1991       3,343,700    10.11%         383,300    11/92     years
Holly Ridge II         Gresham,      3/16/                    9.25%-                             40       96%
Apartments (6)         Oregon        1993       5,310,100     9.89%         684,400     6/95     years
                                                ---------                   -------

                                              $21,738,190                $2,382,135
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

(2) The Mortenson and Windemere mortgage loans are co-insured by HUD and RMC. The Fieldcrest and Holly Ridge mortgage loans are fully insured by HUD. As of February 28, 2002, all loan amounts have been disbursed.

(3) Default interest payments in the aggregate amount of approximately $738,000 for the years ended December 31, 1993 through 2001 have not been received and, as a result, the Registrant established an allowance for uncollectability which equals approximately $693,000 and $656,000 at December 31, 2001 and 2000, respectively.

(4) Default interest payments in the aggregate amount of approximately $342,000 for the years ended December 31, 1999 through 2001 and $130,000 for the year ended December 31, 1996 have not been received and as a result, the Registrant established an allowance for uncollectability which equals approximately $472,000 and $257,000 at December 31, 2001 and 2,000, respectively.

(5) A Contingent interest payment of $46,407 for the period January 2001 to December 2001 is expected to be received during the second quarter of 2002.

(6) Default and Contingent interest payments, respectively, of $52,252 and $8,262 and $51,844 and $34,561 for the periods July 2001 to December 2001 and July 2000 to December 2000 are expected to be received during the second quarter of 2002 and $34,561 was received in the first quarter of 2002, respectively.

(7) All Mortgages and equity loans have call provisions effective ten years following final endorsement and a grace period. The Registrant, in order to enforce such provisions, would be required to terminate the mortgage insurance contract with FHA (and/or the coinsurer) with respect to each of the mortgages not later than the accelerated payment date. Since the exercise of such option would be at the Registrant's discretion, it is intended to be exercised only where the Registrant determines that the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment. The Registrant presently expects to dispose of such Mortgages and equity loans within 10 to 15 years after acquisition.


The following is the interest income from Mortgages as a percentage of total revenues.

                          2001          2000         1999
                          ----          ----         ----
Mortenson                  20%           19%          19%
Windemere                  37            37           37
Fieldcrest                 16            16           16
Holly Ridge                24            26           25


COMPETITION

The Registrant's business is affected by competition to the extent that the underlying properties from which its borrowers derive interest and principal payments may be subject to competition from neighboring properties. In particular, the receipt of additional interest and the repayment of the equity loans, neither of which is insured or guaranteed by government or quasi-government agencies, is dependent upon the economic performance of the underlying properties which could be adversely affected by competitive conditions.

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of December 31, 2001, the Registrant had issued and outstanding 1,836,660 limited partnership interests ("Limited Partnership Interests"). All of the issued and outstanding Limited Partnership Interests are issued to Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which has issued Beneficial Assignment Certificates ("BACs"). Each BAC represents all of the economic and virtually all of the material ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BACs. There is currently no established public trading market for BACs and it is not anticipated that BACs will be listed for trading on any securities exchange or included for quotation on the Nasdaq National Market.

The Registrant has 3,501 registered holders of an aggregate of $1,836,660 BACs, as of March 1, 2002.

All of the Registrant's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Amended and Restated Agreement of Limited Partnership.

DISTRIBUTION INFORMATION

Cash distributions per BAC made to the limited partners or BACs holders for the following quarters in 2001, 2000 and 1999 were as follows:

            1ST QUARTER             2ND QUARTER             3RD QUARTER         4TH QUARTER           TOTAL
            -----------             -----------             -----------         -----------       ------------
2001           .2164                   .2188                   .2212               .2212             .8776
2000           .2182                   .2182                   .2206               .2206             .8776
1999           .2164                   .2188                   .2212               .2212             .8776

Quarterly distributions are made 45 days following the close of the calendar quarter.

A total of $9,391,855 was distributed to the limited partners or BACs holders during the years 2001, 2000 and 1999. The Registrant utilized the original working capital reserve, in the aggregate amount of $477,532, for distributions from 1989 through 1991, which was considered to be a return of capital. An additional working capital reserve of approximately $2,800,000 was established from uninvested offering proceeds, a portion of which was applied to pay a part of the 2001, 2000 and 1999 distributions (which was considered to be a return of capital). Approximately $396,000, $274,000 and $4,686,000 (see below) paid to the limited partners or BACs holders in each of the years ended December 31, 2001, 2000 and 1999, respectively, represented a return of capital. A total of $145,290 was distributed to the General Partner during 2001, 2000 and 1999.

The 1998 fourth quarter distribution was paid on February 14, 1999, and was funded primarily by the Willow Trace repayment proceeds, $2.45 per BAC of which was considered to be a return of capital.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8 hereof.

                                                               YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------------
OPERATIONS                           2001              2000             1999              1998             1997
----------                       -------------    -------------   ---------------    --------------  ---------------
Interest income
Mortgage loans                      $1,944,183      $1,994,946       $ 1,987,628       $ 2,678,758       $ 2,471,273
Temporary investments                   36,909          45,335            61,369            32,135            14,658

Other income                             3,302           3,352             6,517           393,785             2,252
                                    ----------      ----------       -----------       -----------       -----------

Total revenues                       1,984,394       2,043,633         2,055,514         3,104,678         2,488,183
                                    ----------      ----------       -----------       -----------       -----------

Operating expenses                     482,697         501,529           488,707           567,549           584,796

Provision for bad debts                262,062         175,493            54,549           144,977            96,079
                                    ----------      ----------       -----------       -----------       -----------

Total Expenses                         744,759         677,022           543,256           712,526           680,875
                                    ----------      ----------       -----------       -----------       -----------

Net income                          $1,239,635      $1,366,611       $ 1,512,258       $ 2,392,152       $ 1,807,308
                                    ==========      ==========       ===========       ===========       ===========

Net income per BAC                  $     0.66      $     0.73       $      0.81       $      1.28       $      0.96
                                    ==========      ==========       ===========       ===========       ===========
                                                               YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------------
FINANCIAL POSITION                    2001              2000             1999              1998             1997
------------------               -------------    -------------   ---------------    --------------  ---------------

Total assets                       $23,159,100     $23,535,982       $23,822,034       $28,561,927       $28,597,517
                                   ===========     ===========       ===========       ===========       ===========

CASH DISTRIBUTIONS
------------------

Distributions per BAC              $      0.88     $      0.88       $      0.88       $      3.45       $      1.40
                                   ===========     ===========       ===========       ===========       ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Registrant funds included interest earned on (1) investments in Mortgages and equity loans (see also Item 1, Business) and (2) the working capital reserve.

During the year ended December 31, 2001, cash and cash equivalents of the Registrant increased by approximately $191,000 due to cash provided by operating activities ($1,678,000), collections of principal on Mortgages and equity loans approximately ($156,000) and distributions paid to partners and BACs holders ($1,643,000). Included in the adjustments to reconcile the net income to cash flow provided by operating activities is amortization of approximately $218,000.

Subject to the future performance of the Registrant's investments and results of operations, the General Partner anticipates that there will be sufficient cash from operations generated to cover anticipated expenses in 2002 and to fund future distributions at the same accrued level paid in 2001.

Distributions of approximately $1,611,000 and $1,613,000 were made to the limited partners or BACs holders during the years ended December 31, 2001 and 2000 were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves which is considered to be a return of capital. Approximately $33,000 was distributed to the General Partner in each of the years ended December 31, 2001 and 2000, respectively.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Registrant's investments in Mortgages are insured or co-insured by HUD and a private mortgage lender (which is an affiliate of the General Partner). The Registrant's investments in uninsured non-interest bearing equity loans (which represent approximately 10% of the Registrant's portfolio) are secured by a Registrant interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

RESULTS OF OPERATIONS

2001 VS. 2000

Results of operations for the years ended December 31, 2001 and 2000 consisted primarily of interest income of $1,944,000 and $1,995,000, respectively, earned from investments in Mortgages.

Interest income from temporary investments decreased approximately $8,000 for the year ended December 31, 2001 as compared to 2000 primarily due to lower interest rates in 2001.

General and administrative decreased approximately $15,000 for the year ended December 31, 2001 as compared to 2000 primarily due to a decrease in legal and printing costs in 2001.

A provision for bad debts of approximately $262,000 and $175,000 was charged for the years ended December 31, 2001 and 2000, respectively, representing the 2001 Guaranteed Interest due from Mortenson and the 2001 and 2000 Guaranteed Interest due from Windemere and

2000 Guaranteed Interest due from Mortenson and 1999 Guaranteed Interest due from Windemere.

2000 VS. 1999

Results of operations for the years ended December 31, 2000 and 1999 consisted primarily of interest income of $1,995,000 and $1,988,000, respectively, earned from investments in Mortgages.

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


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable

Item 8.   Financial Statements and Supplementary Data.

                                                                                                         PAGE
                                                                                                   --------------
(a) 1.    FINANCIAL STATEMENTS

          Independent Auditors' Report                                                                   10

          Statements of Financial Condition as of December 31, 2001 and 2000                             11

          Statements of Income for the years ended December 31, 2001, 2000 and
          1999                                                                                           12

          Statements of Changes in Partners' Capital (Deficit) for the years
          ended December 31, 2001, 2000 and 1999                                                         13

          Statements of Cash Flows for the years ended December 31, 2001, 2000
          and 1999                                                                                       14

          Notes to Financial Statements                                                                  15

                         INDEPENDENT AUDITORS' REPORT




To the Partner of
Capital Mortgage Plus L.P.



We audited the accompanying statements of financial condition of Capital Mortgage Plus, L.P. (a Delaware Limited Partnership) as of December 31, 2001 and 2000 and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mortgage Plus, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Bethesda, Maryland                  /s/REZNICK, FEDDER & SILVERMAN
March 25, 2002

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS
                                                                                            DECEMBER 31,
                                                                              -----------------------------------
                                                                                      2001                2000
                                                                              ------------------  ---------------
Investments in mortgage loans (Note 3)                                            $21,002,372         $21,357,424
Cash and cash equivalents                                                           1,110,785             919,391
Accrued interest receivable (net of allowance
  of $1,164,683 and $913,236, respectively)                                           408,618             602,930
Loan origination costs (net of accumulated
  amortization of $196,624 and $177,712, respectively)                                637,325             656,237
                                                                                  -----------         -----------

Total Assets                                                                      $23,159,100         $23,535,982
                                                                                  ===========         ===========


                                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other liabilities                                          $    25,000         $    25,000
  Due to general partner and affiliates (Note 4)                                       73,080              46,170
                                                                                  -----------         -----------

Total liabilities                                                                      98,080              71,170
                                                                                  -----------         -----------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs issued
   and outstanding) (Note 1)                                                       23,222,943          23,618,659
  General Partner                                                                    (161,923)           (153,847)
                                                                                  -----------         -----------

Total partners' capital (deficit)                                                  23,061,020          23,464,812
                                                                                  -----------         -----------

Total Liabilities and Partners' Capital (Deficit)                                 $23,159,100         $23,535,982
                                                                                  ===========         ===========

See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME

                                                                              YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------------
                                                                   2001               2000               1999
                                                                ----------         ----------           --------
Revenues:

Interest income:
Mortgage loans (Note 3)                                          $1,944,183        $1,994,946          $1,987,628
Temporary investments                                                36,909            45,335              61,369
Other income                                                          3,302             3,352               6,517
                                                                 ----------        ----------         -----------

Total revenues                                                    1,984,394         2,043,633           2,055,514
                                                                 ----------        ----------         -----------

Expenses:

General and administrative                                           69,375            84,084              63,458
General and administrative-
  related parties (Note 4)                                          194,280           198,403             206,207
Provision for bad debts                                             262,062           175,493              54,549
Amortization                                                        219,042           219,042             219,042
                                                                 ----------        ----------         -----------

Total expenses                                                      744,759           677,022             543,256
                                                                 ----------        ----------          ----------

Net income                                                       $1,239,635        $1,366,611          $1,512,258
                                                                 ==========        ==========          ==========

Net income per BAC                                               $     0.66        $     0.73          $     0.81
                                                                 ==========        ==========          ==========

See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                                                                    LIMITED             GENERAL
                                                                    TOTAL           PARTNERS            PARTNER
                                                                ------------      ------------         -----------
Partners' capital (deficit) - January 1, 1999                   $28,479,661       $28,578,664          $  (99,003)
Net income                                                        1,512,258         1,482,013              30,245
Distributions                                                    (6,247,893)       (6,168,388)            (79,505)
                                                                ------------      ------------         -----------

Partners' capital (deficit) - December 31, 1999                  23,744,026        23,892,289            (148,263)
Net income                                                        1,366,611         1,339,279              27,332
Distributions                                                    (1,645,825)       (1,612,909)            (32,916)
                                                                ------------      ------------         -----------

Partners' capital (deficit) - December 31, 2000                  23,464,812        23,618,659            (153,847)
Net income                                                        1,239,635         1,214,842              24,793
Distributions                                                    (1,643,427)       (1,610,558)            (32,869)
                                                                ------------      ------------         -----------

Partner's capital (deficit) - December 31, 2001                 $23,061,020       $23,222,943          $ (161,923)
                                                                ===========       ===========          ==========


See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                    2001            2000               1999
                                                                -----------       -----------         -----------
Cash flows from operating activities:
Net income                                                      $ 1,239,635       $ 1,366,611         $ 1,512,258
                                                                -----------       -----------         -----------

Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for bad debts                                             262,062           175,493              54,549
Amortization                                                        219,042           219,042             219,042
Amortization of interest rate buydown                                (1,452)           (1,452)             (1,452)
Changes in operating assets and liabilities:
Increase in other assets                                            (67,751)         (341,240)           (147,698)
Increase in accounts payable
  and other liabilities                                                   0             4,255                  70
Increase (decrease) in due to general partner
  and affiliates                                                     26,911           (11,093)             (4,328)
                                                                -----------       -----------         -----------
Total adjustments                                                   438,812            45,005             120,183
                                                                -----------       -----------         -----------

Net cash provided by operating activities                         1,678,447         1,411,616           1,632,441
                                                                -----------       -----------         -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                              156,374           142,710             134,427
                                                                -----------       -----------         -----------

Net cash provided by investing activities                           156,374           142,710             134,427
                                                                -----------       -----------         -----------

Cash flows from financing activities:
Distributions to partners                                        (1,643,427)       (1,645,825)         (6,247,893)
                                                                 -----------       -----------         -----------

Net cash used in financing activities                            (1,643,427)       (1,645,825)         (6,247,893)
                                                                 -----------       -----------         -----------

Net increase (decrease) in cash and cash
  equivalents                                                       191,394           (91,499)         (4,481,025)

Cash and cash equivalents at beginning of year                      919,391         1,010,890           5,491,915
                                                                -----------       -----------         -----------

Cash and cash equivalents at end of year                        $ 1,110,785       $   919,391         $ 1,010,890
                                                                ===========       ===========         ===========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 and 1999

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

Pursuant to the Offering, the Partnership received $36,733,200 of gross proceeds from the BACs holders representing the issuance of 1,836,660 BACs. The final closing of the Offering occurred on May 23, 1991 and no further issuance of BACs is anticipated.

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

The Partnership was formed to invest in insured or guaranteed mortgage investments. The Partnership has invested in first mortgage construction and permanent loans ("Mortgages") to finance multifamily residential rental properties ("Developments") developed by unaffiliated entities. A substantial portion of the Mortgages provide additional interest based on the annual cash flow from the Developments and the proceeds of prepayments, sales or other dispositions. All base interest and initially at least 90% of the principal of the Mortgages is insured or coinsured by the Department of Housing and Urban Development ("HUD") and a private mortgage lender (which is an affiliate of the General Partner). The Partnership has also invested in uninsured equity loans made directly to developers of developments on which the Partnership holds a first mortgage.

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

The distributions per BAC were approximately $.88 for 2001, 2000 and 1999. The 2001, 2000 and 1999 distributions were made from adjusted cash flow from operations including return of capital due to principal amortization in connection with its mortgage investments and to a lesser extent were supplemented from working capital reserves, which was considered to be a return of capital.

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

Acquisition expenses incurred for the investment of Mortgages have been capitalized and are included in loan origination costs, which are amortized over the average expected lives of the respective mortgages when acquired and written off when the loan is repaid.

The equity loans are considered to be premiums paid to obtain the Mortgages and are amortized over the average expected lives of the respective Mortgages.

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

d)  Revenue Recognition
Interest income on the mortgage loans consists of contingent and non-contingent interest as defined in the mortgage notes and other additional interest agreements. Non-contingent interest consists of base and default interest, which is recognized as earned. Contingent interest is based on the development's cash flows and is recognized when received.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
                                   (Unaudited)

Note 3 - Investments in Loans

Information relating to investments in Mortgages and equity loans as of December 31, 2001 and 2000 is as follows:



                                                              AMOUNTS ADVANCED
                                          ----------------------------------------------------------
                  NO.
                  OF     DATE                                              INVESTMENTS
                 APART    OF     FINAL                           TOTAL         IN       INVESTMENTS
PROPERTY/        -MENT  INVEST- MATURITY  MORTGAGE    EQUITY    AMOUNTS     LOANS AT    IN LOANS AT
LOCATION         UNITS   MENT     DATE     LOANS       LOANS    ADVANCED  12/31/2001(E) 12/31/2000(E)
--------         -----   ----     ----     -----       -----   --------  -------------- -------------

Mortenson         104   8/1990   8/2030 $ 4,974,090 $  577,885 $ 5,551,975 $ 4,635,159  $ 4,733,086
Manor
Apts./
Ames, IA

Windemere         204   9/1990   9/2030   8,110,300    736,550   8,846,850   7,773,702    7,892,195
Apts./
Wichita, KS

Fieldcrest III    112   8/1991   8/2031   3,343,700    383,300   3,727,000   3,268,113    3,320,237
Apts./
Dothan, AL

Holly Ridge II    144   3/1993   3/2033   5,310,100    684,400   5,994,500   5,325,398    5,411,906
Apts./
Gresham, OR
                                        -----------------------------------------------------------

Total                                   $21,738,190 $2,382,135 $24,120,325 $21,002,372  $21,357,424
                                        ===========================================================

                    INTEREST EARNED BY THE PARTNERSHIP DURING 2001
                 ------------------------------------------------------
                   NON-CONTINGENT                 CONTINGENT
                 ---------------------  -------------------------------
                                                   CASH FLOW
                  BASE      DEFAULT     ANNUAL     PARTICI-
                  INTEREST  INTEREST     YIELD      PATION     TOTAL
PROPERTY/         AMOUNT/   AMOUNT/     AMOUNT/    AMOUNT/    INTEREST
LOCATION          RATE (A)  RATE (B)   RATE (C)    RATE (D)    EARNED
--------         ---------  --------   --------    --------    ------

Mortenson         $294,120  $103,160    $     0      $    0  $  397,280
Manor                 6.45%     1.98%       .97%      30.00%
Apts./
Ames, IA

Windemere          615,247   125,542          0           0     740,789
Apts./                7.95%     1.60%      1.08%      30.00%
Wichita, KS

Fieldcrest III     279,388         0     46,407           0     325,795
Apts./                8.68%        0%      1.36%      30.00%
Dothan, AL

Holly Ridge II     419,805    52,252      8,262           0     480,319
Apts./               8.125%     1.00%       .64%      30.00%
Gresham, OR
                -------------------------------------------------------

Total           $1,608,560  $280,954    $54,669      $    0  $1,944,183
                =======================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 and 1999


(A) Base interest on the Mortgages is that amount that is insured/co-insured by HUD and is being shown net of service fee.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by partnership interests in the borrower.

(C) Annual Yield is the amount over the default rate and is contingent upon property cash flow.

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon property cash flow. Fieldcrest provided sufficient cash flow in 1999 to pay the partnership cash flow participation during 1999 and 2000.

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,651,303 and $351,069 respectively, at December 31, 2001 and $20,807,677 and $549,747,
respectively, at December 31, 2000.


                                                               2001             2000
                                                           -----------      -----------
Investment in loans January 1,                             $21,357,424      $21,698,812
                                                           -----------      -----------

Additions:
Fieldcrest discount amortization                                 1,452            1,452
                                                           -----------      -----------

                                                                 1,452            1,452
                                                           -----------      -----------
Deductions:
Amortization of equity loans                                  (200,130)        (200,130)
Collection of principal    -Mortgages
                           -Mortenson                          (49,769)         (46,668)
                           -Windemere                          (57,114)         (52,727)
                           -Fieldcrest                         (20,016)         (18,345)
                           -Holly Ridge                        (29,475)         (24,970)
                                                           -----------      -----------
                                                              (356,504)        (342,840)
                                                           -----------      -----------

Investment in loans December 31,                           $21,002,372      $21,357,424
                                                           ===========      ===========

The Mortenson Manor and Windemere Mortgages are co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III and Holly Ridge II Mortgages are insured by HUD.

In addition to the interest rate payable, the Partnership will be entitled to payment of 30% of cash flow, if any, remaining after payment of the permanent loan interest, accrued interest and proceeds received by the local partnership from a sale or refinancing.

The equity loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the development's. The equity loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At December 31, 2001, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") mortgage obligations. Mortenson has not paid its default interest of approximately $93,000, $39,000 and $53,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During the first quarter of 2001 and the fourth quarter of 1999, the Partnership received default interest of approximately $42,000 and $40,000 representing partial payment for 1999 and 1998. Windmere has not paid its default interest of approximately $88,000, $126,000 and $127,000 for the years ended December 31, 2001, 2000 and 1999. Hollyridge II has not paid its default interest of approximately $86,000 for the year ended December 31, 2000. During the first quarter of 2002, the Partnership received default interest of approximately $86,000 representing the payment for 2000. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $1,165,000 and $913,000 at December 31, 2001 and 2000, respectively.

Previously, the operations of Mortenson were not able to support the payment of the required interest. Accordingly, effective January 1, 1995 the Partnership entered into a modification agreement whereby the annual yield was modified to a cumulative yield of 9.4% per annum from the Permanent Loan Date and the default interest rate was redefined as 8.43% per annum. The modification agreement also provided that pre-1995 accrued interest not accrue further interest on and after January 1, 1995, and shall be paid solely out of Capital Proceeds prior to the calculation of participation percentages. Mortenson also agreed to defer the management fee payable up to the default interest rate. Pursuant to this modification agreement, default interest for 2001, 2000 and 1999 of approximately $93,000, $94,000 and $94,000, has been accrued and approximately $48,000, $39,000 and $53,000 for 2001, 2000 and 1999 has been included in the allowance account.


NOTE 4 - Related Parties

The costs incurred to related parties for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                          2001          2000        1999
                                         --------     --------    --------
Partnership management fees (a)          $126,368     $126,368    $126,368
Expense reimbursement (b)                  67,912       72,035      79,839
                                         --------     --------    --------
Total general and administrative-
  related parties                        $194,280     $198,403    $206,207
                                         ========     ========    ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner and years ended December 31, 2001, 2000 and 1999, payments of approximately $126,000, $126,000 and

$126,000 were made, respectively. At both December 31, 2001 and 2000, a balance of approximately $32,000 was due to the General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management; investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. During the years ended December 31, 2001, 2000 and 1999, payments of approximately $41,000, $83,000 and $84,000 were made, respectively, relating to these costs. As of December 31, 2001 and 2000, the General Partner and its affiliates were due approximately $41,000 and $15,000, respectively.

RMC is a co-insurer on the Mortenson and Windemere Mortgages in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

NOTE 5 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2001, 2000 and 1999, the account balance exceeded the FDIC limit.

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

INVESTMENTS IN LOANS

At December 31, 2001, the estimated carrying value of the Mortgages and equity loans approximated fair value. The estimated fair values at December 31, 2001 were based on internal valuations of the four properties collateralizing these loans. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument which sets forth the terms of a loan. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the loans and the lack of a ready market for such investments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.

NOTE 7 - Subsequent Event

On February 14, 2002, distributions of $406,229 and $8,290 were paid to BAC holders and the General Partner, respectively, representing the 2001 fourth quarter distributions.

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

CIP Associates Inc.

    NAME                          POSITION                  POSITION HELD SINCE
    ----                          --------                  -------------------
Stephen M. Ross              Director                                1988

Stuart J. Boesky             Senior Vice President                   1988

Alan P. Hirmes               Senior Vice President                   1988

Glenn F. Hopps               Treasurer                               1998

Teresa Wicelinski            Secretary                               1998

STEPHEN M. ROSS, 61, is a Director of the General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. ("Related") in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company ("Charter Mac") which is a public company managed by an affiliate of the General Partner.

STUART J. BOESKY, 45, is a Vice President of the General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company and the Board of Directors of Aegis Reality, Inc. ("Aegis"), each of which public companies is managed by an affiliate of the General Partner.

ALAN P. HIRMES, 47, is a Vice President of the General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis and Board of Trustees of CharterMac.

GLENN F. HOPPS, 39, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 36, joined Related in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of March 1, 2002, no person was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner owns any Limited Partnership Interests or BACs.

As of March 1, 2002, the director and officers of the General Partner as a group own, in the aggregate, 95.2% of the common stock of CIP Associates Inc.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                                                                                                      SEQUENTIAL
                                                                                                         PAGE
                                                                                                   --------------
(a)1.     FINANCIAL STATEMENTS

          Independent Auditors' Report                                                                    10

          Statements of Financial Condition as of December 31, 2001 and 2000                              11

          Statements of Income for the years ended December 31, 2001, 2000 and
          1999                                                                                            12

          Statements of Changes in Partners' Capital (Deficit) for the years
          ended December 31, 2001, 2000 and 1999                                                          13

          Statements of Cash Flows for the years ended December 31, 2001, 2000
          and 1999                                                                                        14

          Notes to Financial Statements                                                                   15

(a)2.     FINANCIAL STATEMENT SCHEDULES

          All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes hereto.

(a)3.     EXHIBITS

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


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          (continued)
                                                                                                      SEQUENTIAL
                                                                                                         PAGE
                                                                                                   --------------
(10C)     Subordinated Promissory Note, dated August 31, 1990 with respect to
          Mortenson Manor Partnership (incorporated by reference to Exhibit
          10(c) in the Registrant's Current Report on Form 8-K dated August
          31, 1990)

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


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
            (continued)
                                                                                                      SEQUENTIAL
                                                                                                         PAGE
                                                                                                   --------------
(10L)       Subordinated Promissory Note, dated March 16, 1993, with respect to
            Holly Ridge Apartments in Gresham, Oregon (incorporated by reference to Exhibit 10(c) in the Registrant's Current Report on Form 8-K
            dated March 16, 1993)

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

99.         ADDITIONAL EXHIBITS

(99A)       The Financial Statements of Windemere Development, Inc., which owns and operates an apartment complex known as Windemere at Tallgrass located in Wichita, Kansas, as required by Staff Accounting Bulletin
            No. 71                                                                                     30

(99B)       The Financial Statements of Mortenson II, which owns and operates an apartment complex known as Mortenson Manor Apartments located in
            Ames, Iowa, as required by Staff Accounting Bulletin No 71.                                42

(99C)       The Financial statements of HR II Associates, which owns and operates an apartment complex known as Holly Ridge II located in
            Gresham, Oregon, as required by Staff Accounting Bulletin No 71.                           63

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


                           CAPITAL MORTGAGE PLUS L.P.
                                  (Registrant)



                                            By:  CIP ASSOCIATES, INC.
                                                 General Partner



Date:  March 29, 2002                            By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Senior Vice President
                                                     (Principal Executive and
                                                     Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                            TITLE                                 DATE
--------------------      -----------------------------------          --------------------------
                          Senior Vice President (principal
                          executive and financial officer)
/s/ Alan P. Hirmes        of CIP Associates, Inc.
------------------        (the General Partner of the Registrant)           March 29, 2002
Alan P. Hirmes



                          Treasurer (principal accounting
/s/ Glenn F. Hopps        officer) of CIP Associates, Inc.
------------------        (the General Partner of the Registrant)           March 29, 2002
Glenn F. Hopps



/s/ Stephen M. Ross       Director of CIP Associates, Inc.
-------------------       (the General Partner of the Registrant)           March 29, 2002
Stephen M. Ross

                           WINDEMERE DEVELOPMENT, INC

                              Financial Statements
                           December 31, 2001 and 2000

                                    CONTENTS

                          Independent Auditors' Report

                              Financial Statements

                                 Balance Sheets

                              Statements of Income

                  Statements of Changes in Stockholders' Equity

                            Statements of Cash Flows

                          Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Windemere Development, Inc.
Wichita, Kansas


We have audited the accompanying balance sheets of Windemere Development, Inc. (a subchapter S corporation), as of December 31, 2001 and 2000, and the related statements of income, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windemere Development, Inc., as of December 31, 2001 and 2000, and the results of its operations, changes in stockholders' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Peterson, Peterson & Goss L.C.

March 4, 2002

                           WINDEMERE DEVELOPMENT, INC.
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     ASSETS
                                     ------
                                                                2001         2000
                                                             ----------   ----------
Current assets:
  Petty cash                                                 $      100   $      100
  Cash in bank and interest-bearing deposits                     25,937       38,688
  Rent receivable                                                 2,290       14,165
                                                             ----------   ----------
Total current assets                                             28,327       52,953

Deposits held in trust-funded:
  Tenant security deposits                                       38,913       25,311

Restricted deposits and funded reserves:
  Mortgagee escrow deposits                                      71,236       69,513
  Reserve for replacements                                       67,960       37,071
                                                             ----------   ----------
Total deposits                                                  139,196      106,584

Fixed assets:
  Land and special assessments                                  756,956      756,956
  Buildings and improvements                                  7,808,748    7,808,748
  Furniture and equipment                                       152,823      139,991
                                                             ----------   ----------
                                                              8,718,527    8,705,695
  Less accumulated depreciation                               1,982,803    1,770,541
                                                             ----------   ----------
Total fixed assets                                            6,735,724    6,935,154

Other assets:
  Loan costs, net of amortization of $161,972 and $145,453      498,790      515,309
                                                             ----------   ----------
Total                                                        $7,440,950   $7,635,311
                                                             ==========   ==========

                       See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
                                 Balance Sheets
                           December 31, 2001 and 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                     2001           2000
                                                                 -----------    -----------
Current liabilities:
  Accounts payable, trade                                        $    20,063    $     8,773
  Accrued management fee                                             210,087        140,879
  Accrued interest payable                                           588,205        431,876
  Accrued real estate taxes                                           56,239         52,664
  Accrued mortgage insurance                                          28,930         29,144
  Mortgage payable, current portion                                   61,867         57,114
  Rent deferred credits                                                2,751          6,273
                                                                 -----------    -----------
Total current liabilities                                            968,142        726,723

Deposit liabilities:
  Tenant security deposits                                            32,330         31,200

Long-term liabilities:
  Mortgage payable                                                 7,712,441      7,769,555
  Less current portion                                                61,867         57,114
                                                                 -----------    -----------
Total long-term liabilities                                        7,650,574      7,712,441

Stockholders' deficit:
  Common stock, authorized 1,000 shares; issued - 1,000 shares         1,000          1,000
  Additional paid-in capital                                         763,420        749,569
  Retained deficit                                                (1,974,516)    (1,585,622)
                                                                 -----------    -----------
Total stockholders' deficit                                       (1,210,096)      (835,053)
                                                                 -----------    -----------

Total                                                            $ 7,440,950    $ 7,635,311
                                                                 ===========    ===========

                       See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
                              Statements of Income
                     Years Ended December 31, 2001 and 2000

                                      2001           2000
                                  -----------    -----------
Operating income:
  Rental                          $ 1,231,728    $ 1,197,453

Operating expenses:
  Interest                            814,839        750,504
  Mortgage insurance                   57,647         58,090
  Bank charges                            389            247
  Property taxes                      112,397         94,807
  Insurance                            29,024         32,468
  Equipment leasing                        --          2,009
  Management fees                      74,724         65,852
  Salaries and wages                  104,338        110,844
  Payroll taxes                         4,275          5,612
  Utilities                            63,491         58,086
  Professional fees                     9,467         13,417
  Repairs and maintenance              99,280         87,607
  Advertising                          11,610         10,711
  Office supplies and postage           2,360          2,844
  Miscellaneous                         2,181          2,743
  Depreciation and amortization       228,781        228,024
                                  -----------    -----------
Total operating expenses            1,614,803      1,523,865
                                  -----------    -----------

Loss from operations                 (383,075)      (326,412)

Other income (expense):
  Interest and dividends                1,789          3,714
  Gain on sale of assets                   --          2,351
  Unrealized loss on securities        (7,608)       (16,239)
                                  -----------    -----------
Total other income (expense)           (5,819)       (10,174)
                                  -----------    -----------

Net Loss                          $  (388,894)   $  (336,586)
                                  ===========    ===========


                       See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
             Statements of Changes in Stockholders' Equity (Deficit)
                     Years Ended December 31, 2001 and 2000


                                              ADDITIONAL
                          COMMON               PAID-IN             RETAINED
                           STOCK               CAPITAL              DEFICIT             TOTAL
                       --------------------------------------------------------------------------

Balance of
January 1,
  2000                    $   1,000            $ 736,650         $(1,249,036)        $   (511,386)

Net Loss                                                            (336,586)            (336,586)

Contributed
  capital                                         12,919                                   12,919
                         ----------           ----------          -----------         -----------

Balance of
  December 31,
  2000                   $    1,000            $ 749,569         $(1,585,622)        $   (835,053)

Net Loss                                                            (388,894)            (388,894)

Contributed
  capital                                         13,851                                   13,851
                         ----------           ----------          -----------         -----------

Balance at
  December 31,
  2001                   $    1,000           $  763,420          $(1,974,516)        $(1,210,096)
                         ==========           ==========          ===========         ===========

                       See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
                            Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000

                                                               2001                 2000
                                                            ----------          ----------
Cash flows from operating activities:
  Rental receipts                                            1,240,081           1,186,184
  Interest and dividend receipts                                 1,789               3,714
  Capital gain dividends                                            --               2,351
                                                            ----------          ----------
                                                             1,241,870           1,192,249

  Administrative                                               (33,893)            (24,390)
  Management fees                                               (5,516)            (14,103)
  Utilities                                                    (63,491)            (58,112)
  Salaries and wages                                          (108,613)           (116,456)
  Operating and maintenance                                    (80,105)            (87,003)
  Real estate taxes and escrow deposits                       (110,545)            (99,581)
  Property insurance                                           (29,024)            (32,468)
Tenant security and other deposits                             (20,080)             (8,115)
Interest on mortgage                                          (658,510)           (625,437)
Mortgage insurance premium                                     (57,860)            (58,287)
                                                            ----------          ----------
                                                            (1,167,637)         (1,123,952)
                                                            ----------          ----------
Net cash provided by operating activities                       74,233              68,297

Cash flows from investing activities:
  Purchase of property and equipment                           (12,832)            (40,415)
  Deposits into reserve for replacement                        (30,889)            (31,937)
  Withdrawals from reserve for replacement                          --              27,795
  Transfer to cash escrow                                           --                  --
                                                            ----------          ----------
Net cash used in investing activities                          (43,721)            (44,557)

Cash flows from financing activities:
  Mortgage principal payments                                  (57,114)            (52,727)
  Capital contributed                                           13,851              12,919
                                                            ----------          ----------
Net cash used in financing activities                          (43,263)            (39,808)
                                                            ----------          ----------
Net increase (decrease) in cash and cash equivalents           (12,751)            (16,068)

Cash and cash equivalents, beginning of year                    38,788              54,856
                                                            ----------          ----------

Cash and cash equivalents, end of year                      $   26,037          $   38,788
                                                            ==========          ==========

                       See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
                            Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000

                                                                                 2001              2000
                                                                             ------------       -----------
Cash flows from operating activities:
  Net loss                                                                     $ (388,894)       $ (336,586)

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                   228,781           228,024
  Unrealized loss on securities                                                     7,608            16,239
  (Increase) decrease in rent receivable                                           11,875            (5,012)
  Increase in cash restricted for tenant security deposits                        (21,210)           (2,526)
  Increase in mortgagee escrow deposits                                            (1,723)           (2,384)
  Increase in accounts payable                                                     11,290             8,159
  Increase in accrued liabilities                                                 228,898           174,230
  Increase (decrease) in tenant security deposits                                   1,130            (5,589)
  Decrease in deferred revenue                                                     (3,522)           (6,258)
                                                                             ------------       -----------

Net cash provided by operating activities                                    $     74,233       $    68,297
                                                                             ============       ===========

                       See notes to financial statements.

                           WINDEMERE DEVELOPMENT, INC.
                          Notes to Financial Statements
                           December 31, 2001 and 2000


1.    Summary of Significant Accounting Policies

      METHOD OF ACCOUNTING

      The Company presents it's financial statements in accordance with accounting principles generally accepted in the United States of America.

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

      PROPERTY AND EQUIPMENT

      Depreciation is computed by using the straight-line method over the following estimated useful lives:

                      Buildings - 40 years
                      Landscape improvements - 20 years
                      Furniture and equipment - 10 years

      Expenditures for maintenance and repairs are charged to income as incurred. Expenditures materially extending the useful lives of assets or increasing their productivity are capitalized.

      INCOME TAXES

      An income tax provision has not been included in the financial statements since the shareholder reports the income or loss of the Company on his respective income tax return.

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

      ADVERTISING

      The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $11,610 and $10,711 for the years ended December 31, 2001 and 2000, respectively.

2.    Restricted Deposits and Funded Reserves

      The Company has deposited with the lender the following amounts:

                                                                      2001                2000
                                                                  ------------         ----------
            MORTGAGEE ESCROW DEPOSITS
            -------------------------
            Mortgage and Property Insurance,
            Real estate taxes and special assessments             $     71,236         $   69,513
                                                                  ============         ==========

      An evaluation of the adequacy of certain escrows is as follows:

      Estimated amount required as of December 31, 2001 and 2000 for future payment of:

                                                                      2001                2000
                                                                  ------------         ----------
            Property insurance                                    $     16,875         $   16,875
            Mortgage insurance                                          38,574             39,059
                                                                  ------------         ----------
                                                                        55,449             55,934
            Total confirmed by mortgagee                                71,236             69,513
                                                                  ------------         ----------
            Amount on deposit in excess of
              estimated requirements                              $     15,787         $   13,579
                                                                  ============         ==========

3.    Tenant Security Deposits and Funded Reserves

      Tenant security deposits are held in a separate account in the name of the project. The total held in the account is $6,583 more than the deposits held for tenants. The account consists of interest bearing deposits and a mutual fund that has been adjusted to market value at December 31, 2001.

4.    Reserve for Replacements

      In accordance with the provisions of the Regulatory Agreement restricted cash is held by the mortgagee to be used for replacement of property with the approval of HUD as follows:

                                                                                 2001                    2000
                                                                            ---------------        --------------
               Balance at beginning of year                                   $     37,071            $    32,929
               Monthly deposits                                                     30,031                 30,031
               Withdrawal                                                               --                (27,795)
                                                                              ------------            -----------
                                                                                    67,102                 35,165
               Interest earned                                                         858                  1,906
                                                                              ------------            -----------
               Balance confirmed by mortgagee                                 $     67,960            $    37,071
                                                                              ============            ===========

5.    Long-Term Liabilities

      Long-term debt at December 31, 2001 and 2000 consisted of the following obligations:

                                                                                 2001                   2000
                                                                            ---------------        --------------
       Mortgage loan payable in monthly installments of
       $56,514 including interest at 8.02% and principal.
       The loan is due May 1, 2032 and is secured by a first
       mortgage on the land and buildings. The debt also
       includes a subordinated promissory note which
       provides that additional interest shall be payable
       semiannually in an amount that will provide a maximum
       cumulative yield (uncompounded) of 10.70% on the
       principal amount of the mortgage loan outstanding.
       The amounts for the years ending December 31, 2001
       and 2000 were $125,542 and $124,703 respectively (at
       1.60%) and are included in accrued interest payable.

       The subordinated promissory note is secured by a
       second mortgage on the land and buildings.                           $     7,712,441        $    7,769,555

      Less current portion                                                           61,867                57,114
                                                                            ---------------        --------------
                                                                            $     7,650,574        $    7,712,441
                                                                            ===============        ==============

      Maturities of debt are as follows:

                                                                                 2001                    2000
                                                                            ---------------        --------------
               2001                                                         $           --         $       57,114
               2002                                                                  61,867                61,867
               2003                                                                  67,015                67,015
               2004                                                                  72,592                72,592
               2005                                                                  78,633                78,633
               2006                                                                  85,176                85,176
               Later years                                                        7,347,158             7,347,158
                                                                            ---------------        --------------
                                                                            $     7,712,441        $    7,769,555
                                                                            ===============        ==============

6.    Accrued Real Estate Taxes

      Accrued real estate taxes at December 31, 2001 consist of the following:

       DESCRIPTION             BASIS FOR                 PERIOD              AMOUNT
         OF TAX                 ACCRUAL                  COVERED             DUE DATE            ACCRUED
      ------------            ------------            -------------        -------------       ----------
      Real estate             Second-half             January 1  to        June 20, 2002         $56,239
      taxes and               due for 2001            December 31
      special
      assessments

7.    Related Party Transactions

      Gaddis Properties, Inc., a related entity controlled by Jerry A. Gaddis, manages the Apartments. Under the terms of the management agreement with Gaddis Properties, Inc., a management fee not in excess of 6% of cash basis rental revenue, is payable monthly for management services. The total management fees earned in 2001 were $74,724.

      The following summarizes other related party transactions for 2001:

        RELATED PARTY               CLASSIFICATION              AMOUNT
      -----------------        ------------------------       ------------
      Carolyn Gaddis           Salaries and wages                   12,022
      Doug Gaddis              Salaries and wages                    2,000
                                                              ------------
           Total                                              $     14,022
                                                              ============

8.    Operations

      The project has incurred increasing accrual basis operating losses over the last two years. Management has maintained positive cash flow by deferring payment of management fees and reducing salaries. Occupancy rates have increased slightly during the year. Management has also been researching lower rate financing for the project. The accrued management fees in the amount of $210,087 are not expected to require payment during the next year. Based on terms in the loan agreement, $536,660 of the accrued interest payable will not require payment until the project generates excess cash flow.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                  MORTENSEN II
                           HUD PROJECT NO.: 074-36605

                                DECEMBER 31, 2001

                                  Mortensen II
                           HUD Project No.: 074-36605

                                TABLE OF CONTENTS

                                                                     PAGE

MORTGAGOR'S CERTIFICATION                                             4

MANAGING AGENT'S CERTIFICATION                                        5

INDEPENDENT AUDITORS' REPORT                                          6

FINANCIAL STATEMENTS

           BALANCE SHEET                                              8

           STATEMENT OF OPERATIONS                                   10

           STATEMENT OF PARTNERS' EQUITY
             (DEFICIT)                                               13

           STATEMENT OF CASH FLOWS                                   14

           NOTES TO FINANCIAL STATEMENTS                             16

SUPPLEMENTAL INFORMATION

           RESERVE FOR REPLACEMENTS                                  21

           COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS
            AND RESIDUAL RECEIPTS                                    22

           CHANGES IN FIXED ASSET ACCOUNTS                           23

           DETAIL OF ACCOUNTS -- STATEMENT OF OPERATIONS             24

           OTHER INFORMATION                                         25

INDEPENDENT AUDITORS' REPORT ON
  INTERNAL CONTROL                                                   26

INDEPENDENT AUDITORS' REPORT ON
   COMPLIANCE WITH SPECIFIC
   REQUIREMENTS APPLICABLE TO MAJOR
    HUD PROGRAMS                                                     28

INDEPENDENT AUDITORS' REPORT ON
  COMPLIANCE WITH SPECIFIC REQUIREMENTS
  APPLICABLE TO FAIR HOUSING AND
  NON-DISCRIMINATION                                                 29

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Mortensen II

We have audited the accompanying balance sheet of Mortensen II as of December 31, 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortensen II as of December 31, 2001, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 25, 2002 on our consideration of Mortensen II's internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report considering the results of our audit.

/s/ Reznick Fedder & Silverman

Charlotte, North Carolina                    Federal Employer
January 25, 2002                             Identification Number:
                                             52-1088612

Audit Principal: Thomas A. Fassett

                                  Mortensen II
                          HUD Project No.: 074-36605

                                  BALANCE SHEET

                                December 31, 2001

                                     ASSETS
CURRENT ASSETS
1120 Cash - operation                                                      $     14,434
1130 Tenant accounts receivable                                                   1,024
1140 Accounts and notes
  receivable - operations                                                           612
1200 Miscellaneous prepaid expenses                                              27,945
                                                                           ------------

Total current assets                                                             44,015

DEPOSITS HELD IN TRUST - FUNDED
1191 Tenant deposits                                                             62,210

RESTRICTED DEPOSITS AND FUNDED RESERVES
1310 Escrow deposits                               $      66,295
1320 Reserve for replacements                            104,534
1330 Other reserves                                        1,967
                                                   -------------
                                                                                172,796

RENTAL PROPERTY
1410 Land                                                 42,101
1420 Buildings                                         5,007,451
1440 Building equipment - portable                       159,623
                                                     -----------
                                                       5,209,175
1495 Less accumulated depreciation                    (2,030,158)
                                                      -----------
                                                                              3,179,017

OTHER ASSETS
1520 Intangible assets, net of accumulated
amortization of $157,962                                 443,783
                                                     -----------
                                                                                443,783
                                                                           ------------
                                                                           $  3,901,821
                                                                           ============

                       See notes to Financial Statements.

                                  Mortensen II
                          HUD Project No.: 074-36605

                            BALANCE SHEET (continued)

                                December 31, 2001

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
2110 Accounts payable - operation                                               $     3,263
2123 Accrued management fee payable                                                 112,657
2131 Accrued interest payable -
first mortgage                                                                       24,317
2150 Accrued property taxes payable                                                 163,046
2170 Mortgage payable - first mortgage, current
maturities                                                                           53,076
                                                                                -----------

Total current liabilities                                                           356,359

DEPOSITS LIABILITY
2191 Tenant deposits held in trust (contra)                                          62,210

LONG-TERM LIABILITIES
2133 Accrued interest payable -
other loans/notes                                          $  835,607
2320 Mortgage payable -
first mortgage, net of
current maturities $53,076                                  4,533,926
2323 Other loans/notes payable -
surplus cash,
net of current maturities                                     577,885
                                                           ----------
                                                                                  5,947,418

3130 PARTNERS' EQUITY (DEFICIT)                                                  (2,464,166)
                                                                                -----------

                                                                                $ 3,901,821
                                                                                ===========

                       See notes to Financial Statements.

                                  Mortensen II
                           HUD Project No.: 074-36605

                             STATEMENT OF OPERATIONS

                          Year ended December 31, 2001


RENTAL REVENUE
5120 Rent revenue -
            gross potential                  $821,014
5170 Garage and parking
            spaces                             15,602
                                             --------

Total rental revenue                                           $ 836,616

VACANCIES
5220 Apartments                               (36,650)
                                             --------

Total vacancies                                                  (36,650)
                                                                --------

Net rental revenue                                               799,966

FINANCIAL REVENUE
5410 Financial revenue -
  project operations                            4,446
5440 Revenue from
  investments - replacement
  reserve                                       2,537
                                             --------

Total financial revenue                                            6,983

OTHER REVENUE
5910 Laundry and vending                        6,218
5920 Tenant charges                            52,654
                                             --------

Total other revenue                                               58,872
                                                                --------

Total revenue                                                    865,821
                                                                --------

(continued)

                                  Mortensen II
                          HUD Project No.: 074-36605

                       STATEMENT OF OPERATIONS - CONTINUED

                          Year ended December 31, 2001

ADMINISTRATIVE EXPENSES
6210 Advertising and marketing                                  5,849
6311 Office expenses                                           16,105
6312 Office or model apartment rent                             6,900
6320 Management fee                                            42,958
6330 Manager or superintendent salaries                        32,035
6340 Legal expense - project                                    3,256
6350 Auditing expense                                           7,500
6351 Bookkeeping fees/accounting services                       7,220
6390 Miscellaneous administrative expenses                     37,515
                                                          -----------

Total administrative expenses                                                  159,338

UTILITIES EXPENSES
6450 Electricity                                                8,869
6451 Water                                                      2,217
6452 Gas                                                        5,172
6453 Sewer                                                      1,848
                                                          -----------

Total utilities expenses                                                        18,106

OPERATING AND MAINTENANCE EXPENSES
6510 Payroll                                                   54,542
6515 Supplies                                                  76,462
6520 Contracts                                                 18,426
6521 Operating and maintenance rent free unit                   2,160
6525 Garbage and trash removal                                  9,911
6570 Vehicle and maintenance equipment
operation and                                                   4,661
                                                          -----------

Total operating and maintenance expenses                                       166,162

(continued)

                                  Mortensen II
                          HUD Project No.: 074-36605
                       STATEMENT OF OPERATIONS - CONTINUED
                          Year ended December 31, 2001

TAXES AND INSURANCE
6710 Real estate taxes                                163,046
6711 Payroll taxes                                      8,349
6720 Property and liability
  insurance                                            12,203
6721 Fidelity bond insurance                              243
6722 Workmen's compensation                             4,304
6723 Health insurance and other
employee benefits                                       7,433
6790 Miscellaneous taxes, licenses,
permits and insurance                                   1,180
                                                   ----------

Total taxes and insurance                                                    196,758

FINANCIAL EXPENSES
6820 Interest on mortgage payable                     297,354
6850 Mortgage insurance
premium/service change                                 34,573
6890 Miscellaneous financial
expenses                                                   98
                                                   ----------

Total financial expenses                                                     332,025

DEPRECIATION AND AMORTIZATION
6600 Depreciation expense                             182,510
6610 Amortization expense                              15,044
                                                   ----------

Total depreciation and amortization                                          197,554

CORPORATE OR MORTGAGOR ENTITY REVENUE
AND EXPENSES
7190 Other expenses                                    92,545
                                                   ----------
Total corporate or mortgagor
entity revenue and expenses                                                   92,545
                                                                         -----------

Total expenses                                                             1,162,488
                                                                         -----------

Net income (loss)                                                        $  (296,667)
                                                                         ============


                        See notes of financial statements

                        Mortensen II
                 HUD Project No.: 074-36605
           STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                Year ended December 31, 2001

                                     GENERAL PARTNER         LIMITED PARTNER              TOTAL
                                    -------------------     ---------------           -------------
Partners' equity (deficit)
December 31, 2000                     $   (1,500,049)        $   (667,450)           $   (2,167,499)

Net income (loss)                             (2,967)            (293,700)                 (296,667)
                                      --------------         ------------            --------------

Partners' equity (deficit)
December 31, 2001                     $   (1,503,016)        $   (961,150)           $   (2,464,166)
                                      ==============         ============            ==============

                                  Mortensen II
                          HUD Project No.: 074-36605

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 2001

Cash flows from operating activities
Rental receipts                                                 $    798,848
Interest receipts                                                      6,983
   Other operating receipts                                           58,872
   Administrative expenses paid                                      (77,880)
   Management fees paid                                              (96,155)
   Utilities paid                                                    (19,150)
   Salaries and wages paid                                           (86,577)
   Operating and maintenance paid                                   (118,327)
   Real estate taxes paid                                           (157,184)
   Property insurance paid                                           (11,950)
   Miscellaneous taxes and insurance paid                             (1,180)
   Other operating expenses paid                                     (20,329)
   Interest paid on mortgages                                       (297,618)
   Mortgage insurance premium paid                                   (34,573)
   Miscellaneous financial expenses paid                                 (98)
                                                                -------------
Net cash provided by (used in) operating activities                  (56,318)
                                                                -------------

Cash flows from investing activities
   Net deposits to mortgage escrows                                    2,926
   Net deposits to reserve for replacements                           21,951
   Net deposits to other reserves                                        (37)
                                                                -------------
Net cash provided by (used in) investing activities                   24,840
                                                                ------------

Cash flows from financing activities
   Mortgage principal payments                                       (49,769)
                                                                -------------
Net cash provided by (used in) financing activities                  (49,769)
                                                                -------------

NET INCREASE (DECREASE) IN CASH                                      (81,247)
   Cash, beginning                                                    95,681
                                                                ------------
   Cash, end                                                    $     14,434
                                                                ============

                                  Mortensen II
                          HUD Project No.: 074-36605

                       STATEMENT OF CASH FLOWS - CONTINUED

                          Year ended December 31, 2001


Reconciliation of net income (loss) to net
   cash provided by (used in) operating activities
   Net income (loss)                                                              $(296,667)
                                                                                  ----------
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities
      Depreciation                                                                  182,510
      Amortization                                                                   15,044
Changes in asset and liability account
   (increase) decrease in assets
         Tenant accounts receivable                                                  11,045
         Miscellaneous prepaid expenses                                                 253
         Tenant security deposits funded                                              4,722
      Increase (decrease) in liabilities
         Accounts payable                                                            (7,751)
         Accrued real estate taxes                                                    5,862
         Accrued management fee payable                                             (53,197)
         Accrued interest payable                                                      (264)
         Tenant security deposits held in trust                                      (4,722)
         Prepaid revenue                                                             (5,698)
Entity/construction liability accounts
   (include detail)
      Accrued interest payable                                    92,545
                                                                 -------
                                                                                     92,545
                                                                                  ---------
      Total adjustments                                                             240,349
                                                                                  ---------

Net cash provided by (used in) operating
   activities                                                                     $ (56,318)
                                                                                  ==========

See notes to Financial Statements.

                                  Mortensen II
                          HUD Project No.: 074-36605

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results and could differ from the estimates.

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

                                  Mortensen II
                          HUD Project No.: 074-36605

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2001


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

NOTE C - MORTGAGE PAYABLE

   The mortgage note is co-insured by the Federal Housing Administration (FHA) and is collateralized by a deed of trust on the rental property. The note bears interest at the rate of 6.45%. Principal and interest are payable by the partnership in monthly installments of $28,949 through maturity in August 2031. As of December 31, 2001, the outstanding balance on this loan is $4,587,002.

   Under agreements with the lender and FHA, the partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

   Aggregate maturities of mortgage payable are as follows:

                      December 31, 2002          $   53,076
                                   2003              56,602
                                   2004              60,363
                                   2005              64,373
                                   2006              68,650
                             Thereafter           4,283,938
                                                 ----------

                                                 $4,587,002
                                                 ==========

                                  Mortensen II
                          HUD Project No.: 074-36605

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2001
NOTE D - NOTES PAYABLE

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

   As additional security for this note, the partners have executed an additional interest guaranty whereby the general partner has guaranteed to fund the interest due under this note calculated at an alternative interest rate referred to as the "default rate" of 8.43%. Interest of $92,545 was accrued during 2001 at this default rate and $835,607 of interest remains payable at December 31, 2001. Prior to January 1, 1995, the default rate was 9.84%. The general partner has also guaranteed payment of interest up to the lesser of the management fee or interest calculated at the default rate. The general partner has also agreed to utilize funds to pay the interest, which would otherwise be used to pay the management fee.

   The loans are secured by deeds of trust on the property. The liability of the partnership is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

                                  Mortensen II
                          HUD Project No.: 074-36605

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2001


NOTE E - MANAGEMENT FEE

   The property is managed by EV Cochrane and Associates, an affiliate of the general partner. The current management agreement provides for a management fee of 5% of monthly rental collections. The fee charged to operations in 2001 was $42,958. During 2001, $96,155 of accrued management fees were paid. As of December 31, 2001, $112,657 of management fees remain payable.

                            SUPPLEMENTAL INFORMATION

                         SUPPORTING DATA REQUIRED BY HUD

                                  Mortensen II
                          HUD Project No.: 074-36605

                            SUPPLEMENTAL INFORMATION

                         SUPPORTING DATA REQUIRED BY HUD

                          Year ended December 31, 2001

RESERVE FOR REPLACEMENTS

Balance at December 31, 2000                                          $ 126,485
Total monthly deposits                                                   20,440
Interest income                                                           2,537
Approved withdrawals                                                    (44,928)
                                                                      ---------

Balance at December 31, 2001                                          $ 104,534
                                                                      =========

                                  Mortensen II
                          HUD Project No.: 074-36605

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD

                          Year ended December 31, 2001

   COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL RECEIPTS

   PART A - COMPUTE SURPLUS CASH
   Cash (ACCOUNTS 1120, 1170 AND 1191)                                $  76,644
   Tenant subsidy vouchers due for period covered by
      financial statements                                                 --
   Other (DESCRIBE IN DETAIL)                         ---------
                                                                           --
                                                                      ---------
Total cash                                                               76,644
                                                                      ---------

   Accrued mortgage interest payable                                     24,317
   Delinquent mortgage principal payments                                  --
   Delinquent deposits to reserve for replacements                         --
   Accounts payable (DUE WITHIN 30 DAYS)                                  3,263
   Loans and notes payable (DUE WITHIN 30 DAYS)                            --
   Deficient tax, insurance or MIP escrow deposits                        4,605
   Accrued expenses (NOT ESCROWED)                                      112,657
   Prepaid revenue (ACCOUNT 2210)                                          --
   Tenant security deposits liability (ACCOUNT 2191)                     62,210
   Other current obligations (DESCRIBE IN DETAIL)     ---------
                                                                           --
                                                                      ---------
Less total current obligations                                          207,052
                                                                      ---------

Surplus cash (deficiency)                                             $(130,408)
                                                                      =========

   PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND
      REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
   Surplus cash                                                       $(130,408)
                                                                      ---------

   LIMITED DIVIDEND PROJECTS
   Annual distribution earned during fiscal period
      covered by the statements                                            --
   Distribution accrued and unpaid as of the end of
      the prior fiscal period                                              --
   Distributions and entity expenses paid during
      fiscal period covered by the statements                              --
                                                                      ---------

   Amount remaining as distribution earned by unpaid                       --
                                                                      ---------

   Amount available for distribution during next fiscal period        $    --
                                                                      =========

   Deposit due residual receipts reserve                              $    --
                                                                      =========

                                  Mortensen II
                          HUD Project No.: 074-36605

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD

                          Year ended December 31, 2001


   CHANGES IN FIXED ASSETS ACCOUNTS

                                                                        ASSETS
                                    -----------------------------------------------------------------------------
                                         Balance                                                     Balance
                                         12/31/00             ADDITIONS          DELETIONS           12/31/01
                                    ------------------     ---------------    ---------------     ---------------
   Land                              $          42,101     $            --     $          --      $      42,101
   Buildings                                 5,007,451                  --                --          5,007,451
   Building equipment-
portable                                       159,623                  --                 --           159,623
                                     -----------------     ---------------     -------------      -------------

                                     $       5,209,175     $            --     $          --      $   5,209,175
                                     =================     ===============     =============      =============

   Accumulated
depreciation                         $       1,847,648     $       182,510     $          --      $   2,030,158
                                     =================     ===============     =============      =============

   Total net book value                                                                           $   3,179,017
                                                                                                  =============

                                  Mortensen II
                          HUD Project No.: 074-36605

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD

                          Year ended December 31, 2001


   DETAIL OF ACCOUNTS - STATEMENT OF OPERATIONS

       MISCELLANEOUS ADMINISTRATIVE EXPENSES (ACCOUNT NO. 6390)

         Cable television                                      $      24,397
         Rental expense                                                8,920
         Internet expense                                              3,672
         Dues and subscriptions                                          526
                                                               -------------

                                                               $      37,515
                                                               =============


       OTHER ENTITY EXPENSES (ACCOUNT NO. 7190)

         Contingent interest                                   $      92,545
                                                               -------------

                                                               $      92,545
                                                               =============

                                  Mortensen II
                          HUD Project No.: 074-36605

                      SUPPLEMENTAL INFORMATION - CONTINUED

                         SUPPORTING DATA REQUIRED BY HUD

                          Year ended December 31, 2001

   OTHER INFORMATION

      Total mortgage principal payments required during the audit year (12 monthly payments). Applies to all direct loans and HUD- held and fully-insured mortgages. Any HUD-approved second mortgages are included
                                                                                 $    49,769
                                                                                 ===========

      Total of 12 monthly deposits in the audit year made to the replacement reserve account, as required by the regulatory agreement, even if
      payments are temporarily suspended or reduced                              $    20,440
                                                                                 ===========

      Replacement reserve and residual receipts reserve releases which are
      included as expense items on the statement of operations                   $      --
                                                                                 ===========

      Project improvement reserve releases under the flexible subsidy program
      which are included as expense items on the statement of operations         NA
                                                                                 ===========

      Mortgage payable note detail (Section 236 only)
        Interest reduction  payments from subsidy                                NA
                                                                                 ===========

      Schedule of notes payable:

                                ENTITY NAME                                      AMOUNT DUE
------------------------------------------------------------------------------   -----------
Capital Mortgage Plus, L.P.                                                      $   577,885
                                                                                 -----------

                                                                                 $   577,885
                                                                                 ===========

                                 HRII ASSOCIATES

                   Financial Statements and Supplemental Data

                           December 31, 2001 and 2000

[Hansen, Bradshaw, Malmrose & Erickson Letterhead]

To the Owners of
HRII Associates


We have audited the accompanying balance sheets of HRII Associates (the Partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audit contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRII Associates as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development we have also issued a report dated February 19, 2001, on our consideration of the Project's internal controls, and reports dated February 19, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 19 to 32 is presented for purposes of additional analysis and is not required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Hansen, Bradshaw, Malmrose & Erickson

February 19, 2002

                                 HRII ASSOCIATES

                                 Balance Sheets

                           December 31, 2001 and 2000


                                                                                          2001            2000
                                                                                      ----------       ----------
ASSETS

Cash                                                                                  $  200,452       $  210,853
Tenant accounts receivable - net of allowance for doubtful
  accounts of $13,356 ($32,640 in 2000)                                                   15,780            8,337
Prepaid expenses                                                                          78,372           75,993
Restricted deposits (note 3)                                                             218,247          284,464
Land, buildings and equipment (notes 1,4)                                              3,903,105        4,039,442
Loan costs, net of accumulated amortization of $54,333 (note 1)                          227,608          234,657
                                                                                      ----------       ----------

Total assets                                                                          $4,643,564       $4,853,746
                                                                                      ==========       ==========

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                                                                      $    3,283       $    3,980
Accrued liabilities                                                                      131,687          213,984
Related party payable                                                                      8,133            1,004
Mortgage note payable (note 5)                                                         5,139,848        5,169,712
Note payable (note 5)                                                                     80,835           90,093
Tenant security deposits (note 1)                                                         31,973           34,599
Prepaid revenue (note 1)                                                                   3,236            4,925
Equity loan (note 6)                                                                     684,400          684,400
                                                                                      ----------       ----------

Total liabilities                                                                      6,083,395        6,202,697

Partners' deficit                                                                     (1,439,831)      (1,348,951)
                                                                                      ----------       ----------

Total liabilities and partners' deficit                                               $4,643,564       $4,853,746
                                                                                      ==========       ==========

The accompanying notes are an integral part of these financial statements.

                                 HRII ASSOCIATES

                 Statements of Operations and Partners' Deficit

                 For the Years Ended December 31, 2001 and 2000

                                                                  2001            2000
                                                             -----------    -----------
Revenues:
Rent                                                         $ 1,110,419    $ 1,054,406
Other                                                             47,177         48,774
                                                             -----------    -----------

                                                               1,157,596      1,103,180

Operating expenses:
Administrative                                                   199,575        200,246
Utilities                                                         94,311         77,003
Operating and maintenance                                        158,901        148,197
Taxes and insurance                                              138,831        132,558
Depreciation and amortization (note 1)                           143,386        130,008
                                                             -----------    -----------

                                                                 735,004        688,012
                                                             -----------    -----------

   Income from operations                                        422,592        415,168
                                                             -----------    -----------

Other income (expense):
Loss on write-off of receivable (note 2)                              --       (239,440)
Interest income                                                    6,497         10,593
Interest expense                                                (517,851)      (521,062)
                                                             -----------    -----------

   Total other expense                                          (511,354)      (749,909)
                                                             -----------    -----------

   Net loss                                                      (88,762)      (334,741)

Partners' deficit beginning of year                           (1,348,951)    (1,009,974)

Distributions to partners                                         (2,118)        (4,236)
                                                             -----------    -----------

Partners' deficit end of year                                $(1,439,831)   $(1,348,951)
                                                             ============   ============

The accompanying notes are an integral part of these financial statements.

                                 HRII ASSOCIATES

                            Statements of Cash Flows

                 For the Years Ended December 31, 2001 and 2000

                                                                     2001              2000
                                                                 -----------      -----------
Cash flow from operating activities:
Rental receipts                                                  $ 1,101,287      $ 1,051,982
Interest receipts                                                      6,497           10,593
Other receipts                                                        47,177           48,774
                                                                 -----------      -----------
                                                                   1,154,961        1,111,349

Administrative                                                      (103,287)        (115,872)
Management fees                                                      (46,682)         (43,776)
Utilities                                                            (94,311)         (77,003)
Salaries and wages                                                   (93,198)         (93,298)
Operating and maintenance                                           (111,528)        (106,655)
Real estate taxes and escrow deposits                               (102,729)         (97,861)
Property insurance                                                   (10,285)         (10,308)
Mortgage insurance premium                                           (25,817)         (24,389)
Interest on mortgage                                                (507,856)        (340,794)
Tenant security deposits                                              (2,648)           1,892
Interest expense - other loans                                       (92,020)        (116,230)
                                                                 -----------      -----------
   Net cash provided (used) by operating activities                  (35,400)          87,055
                                                                 -----------      -----------

Cash flow from investing activities:
Deposits to (reduction in) mortgage escrow                             6,742           (1,084)
Deposits to replacement reserve                                      (22,865)         (23,167)
Reduction in operating reserve                                        82,362               --
                                                                 -----------      -----------
   Net cash provided by (used in) investing activities                66,239          (24,251)
                                                                 -----------      -----------

Cash flow from financing activities:
Principal payments on long-term debt                                 (29,864)         (35,706)
Distributions to partners                                             (2,118)          (4,236)
Increase (decrease) in note payable                                   (9,258)           1,757
                                                                 -----------      -----------
   Net cash used in financing activities                             (41,240)         (38,185)
                                                                 -----------      -----------

   Net increase (decrease) in cash                                   (10,401)          24,619

Cash, beginning of year                                              210,853          186,234
                                                                 -----------      -----------

Cash, end of year                                                $   200,452      $   210,853
                                                                 ===========      ===========

Financing and investing activities not affecting cash:
   Issuance of note payable to purchase property and equipment   $        --      $    88,336
                                                                 ===========      ===========

                                 HRII ASSOCIATES

                 For the Years Ended December 31, 2001 and 2000

                                                                   2001            2000
                                                               ----------       ----------
Cash flows from operating activities:
Net loss                                                      $   (88,762)      $ (334,741)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss on write-off of receivable                                        --          239,440
Depreciation and amortization                                     143,386          130,008
Increase in tenant accounts receivable, net                        (7,443)          (1,021)
Increase in miscellaneous prepaid expenses                         (2,379)          (3,968)
Decrease (increase) in restricted security deposits                   (22)           4,130
Decrease in accounts payable                                         (697)          (9,581)
Increase (decrease) in accrued liabilities                        (82,297)          65,425
Increase in related party payable                                   7,129            1,004
Decrease in tenant security deposits liability                     (2,626)          (2,238)
Decrease in prepaid revenue                                        (1,689)          (1,403)
                                                               ----------       ----------

   Net cash provided (used) by operating activities            $  (35,400)      $   87,055
                                                               ==========       ==========


The accompanying notes are an integral part of these financial statements.

                                 HRII ASSOCIATES

                          Notes to Financial Statements

                           December 31, 2001 and 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ORGANIZATION

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

                                 HRII ASSOCIATES

                          Notes to Financial Statements

                           December 31, 2001 and 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MANAGEMENT FEE

The Partnership paid a management fee equal to 4% of defined gross revenues.

INCOME TAXES

Under tax law provisions, the Partnership does not pay income taxes on its income. Instead, the income or loss of the Partnership is allocated to the partners, and the partners are responsible for any income taxes related to their share of allocated income.

FINANCIAL INSTRUMENTS

None of the Partnership's financial instruments are held for trading purposes. The Partnership estimates that the fair value of all financial instruments at December 31, 2001 and 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Partnership using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realized in a current market exchange

2.  RELATED PARTY TRANSACTIONS

A general partner of HRII Associates also owns The Stoddard Group, L.L.C. (Stoddard). Stoddard provides services for the Partnership, which include accounting services and management functions. The management fee expensed to Stoddard for the year ended December 31, 2001 was $46,682 ($43,777 in 2000). In addition, $120,273 was paid to Stoddard in 2001 to reimburse costs of payroll, payroll taxes and workman's compensation insurance for their employees who provide on-site labor to the Project ($117,170 in 2000).

                                 HRII ASSOCIATES

                          Notes to Financial Statements

                           December 31, 2001 and 2000

2.  RELATED PARTY TRANSACTIONS (CONTINUED)

Accrued workman's compensation and payroll taxes of $4,970 at December 31, 2001 represents a payable to Stoddard ($5,243 in 2000).

The Partnership also made cash advances to entities formerly under common ownership and management and had a net receivable from those entities in the amount of $239,440 at December 31, 1999. The funds advanced were partnership funds not related to the operations of the apartment complex. During 2000, the Partnership terminated its relationship with these entities and determined that this receivable was uncollectible. The Partnership wrote off the net receivable of $239,440 in 2000 as an other expense in the statement of operations.

3.  RESTRICTED DEPOSITS

Restricted deposits consist of the following at December 31, 2001:

   Property tax and insurance escrow                                                    $    23,342
   Replacement reserve escrow                                                               160,116
   Tenant security deposits                                                                  34,789
                                                                                        -----------

                                                                                        $   218,247
                                                                                        ===========

4.  LAND, BUILDING AND EQUIPMENT

Land, buildings and equipment consist of the following:

                                                                        2001                2000
                                                                      ----------         ----------
   Land and land improvements                                         $  242,044         $  242,044
   Buildings                                                           4,627,115          4,627,115
   Furniture for tenant use                                              295,312            295,312
   Office furniture and equipment                                          5,226              5,226
                                                                      ----------         ----------

                                                                       5,169,697          5,169,697
   Less: accumulated depreciation                                     (1,266,592)        (1,130,255)
                                                                      ----------         ----------

                                                                      $3,903,105         $4,039,442
                                                                      ==========         ==========

                                 HRII ASSOCIATES

                          Notes to Financial Statements

                           December 31, 2001 and 2000

5.  MORTGAGE PAYABLE AND NOTE PAYABLE

The HUD insured mortgage note is payable to a financial institution in monthly installments of $37,921 including interest at 8.25%. The loan is secured by the apartment complex and matures on August 1, 2034.

The Partnership has a note payable to a corporation due in semi-annual installments of $7,130, including interest at 6%. The loan matures on September 1, 2005. The loan balance at December 31, 2001 includes accrued interest of $1,576.

Future maturities over the next five years are as follows:

YEAR ENDING DECEMBER 31:
------------------------
         2002                                 $   42,265
         2003                                     45,646
         2004                                     49,260
         2005                                     91,055
         2006                                     45,075
         Thereafter                            4,947,382
                                              ----------

                                              $5,220,683
                                              ==========

6.  EQUITY LOAN

The Partnership also has an equity loan payable to a financial institution payable upon maturity of the HUD insured mortgage in the amount of $684,400. This is non-interest equity loan. The Partnership also has a Subordinated Promissory Note payable to a financial institution related to both the mortgage loan and the equity loan. This note requires additional interest payments based on the outstanding balance of the mortgage note to assure an annual yield of 9.89%. The total amount of interest payable related to this loan at December 31, 2001 was $91,380.

7.  COMMITMENT AND CONTINGENCY

The Partnership entered into an agreement in March 1993 with an entity which provided funds for certain costs in connection with the construction of the Project. Under the terms of the agreement, HRII Associates is obligated to pay additional interest amounts to this entity from the proceeds of events such as sale or refinancing of the Project.

8.  ALLOWABLE DISTRIBUTIONS TO PARTNERS

Under the HUD regulatory agreement for Section 221(d)(4) projects, distributions to partners from funds provided by rental operations are allowed, provided: 1) surplus cash, as defined by HUD, is available for such purposes, 2) the project is in compliance with all outstanding notices of requirements for proper maintenance and 3) there is no default under the regulatory agreement or under the mortgage note. For the year ended December 31, 2001, surplus cash was $88,811 ($160,851 in 2000).