Form 10-Q
period 2002-03-31
CAPITAL MORTGAGE PLUS L P
filed 2002-05-14
CIK 845875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     13-3502020
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


625 Madison Avenue, New York, New York                   10022
--------------------------------------            ------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION


                                                   MARCH 31,   DECEMBER 31,
                                                     2002          2001
                                                 -----------   ------------
                                                 (UNAUDITED)
ASSETS

Investments in mortgage loans
  (Note 2)                                       $20,909,087   $21,002,372
Cash and cash equivalents                          1,196,710     1,110,785
Accrued interest receivable
  (net of allowance of $1,210,834
  and $1,164,683)                                    306,755       408,618
Loan origination costs
  (net of accumulated
  amortization of $201,352
  and $196,624)                                      632,597       637,325
                                                 -----------   -----------
Total assets                                     $23,045,149   $23,159,100
                                                 ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL (Deficit)

Liabilities:
  Accounts payable and other
   liabilities                                   $    30,012   $    25,000
  Due to general partner and
   affiliates (Note 3)                                67,314        73,080
                                                 -----------   -----------
Total liabilities                                     97,326        98,080
                                                 -----------   -----------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                        23,112,010    23,222,943
  General Partner                                   (164,187)     (161,923)
                                                 -----------   -----------

Total partners' capital (deficit)                 22,947,823    23,061,020
                                                 -----------   -----------
Total liabilities and partners' capital
  (deficit)                                      $23,045,149   $23,159,100
                                                 ===========   ===========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
                                                      2002          2001
                                                    --------      --------
Revenues
Interest income:
Mortgage loans (Note 2)                             $465,749      $489,643
Temporary investments                                  3,916        11,845
Other income                                           1,063           913
                                                    --------      --------

Total revenues                                       470,728       502,401
                                                    --------      --------

Expenses

General and administrative                            21,180        10,872
General and administrative-
  related parties (Note 3)                            47,314        41,233
Provision for bad debts                               46,152             0
Amortization                                          54,760        54,760
                                                    --------      --------

Total expenses                                       169,406       106,865
                                                    --------      --------

Net income                                          $301,322      $395,536
                                                    ========      ========

Allocation of Net income:

Limited Partners                                    $295,296      $387,625
                                                    ========      ========

General Partner                                     $  6,026      $  7,911
                                                    ========      ========

Net income per BAC                                  $    .16      $    .21
                                                    ========      ========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                   LIMITED        GENERAL
                                                      TOTAL        PARTNERS       PARTNER
                                                    --------------------------------------
Partners' capital
  (deficit) -
  January 1, 2002                                   $23,061,020   $23,222,943    $(161,923)
Net income                                              301,322       295,296        6,026
Distributions                                          (414,519)     (406,229)      (8,290)
                                                    -----------   -----------    ---------
Partners' capital
  (deficit) -
  March 31, 2002                                    $22,947,823   $23,112,010    $(164,187)
                                                    ===========   ===========    =========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    -----------------------
                                                      2002          2001
                                                    ---------     ---------
Cash flows from operating activities:
Net income                                          $ 301,322     $ 395,536
                                                    ---------     ---------

Adjustments to reconcile net income
  to net cash provided
  by operating activities:

Provision for bad debts                                46,152             0
Amortization expense                                   54,760        54,760
Amortization of interest rate buydown                    (363)         (363)
Decrease in accrued interest
  receivable                                           55,711       124,497
Increase in accounts payable
  and other liabilities                                 5,012         4,199
Decrease in due to general partner
  and affiliates                                       (5,766)       (8,108)
                                                    ---------     ---------

Net cash provided by operating
  activities                                          456,828       570,521
                                                    ---------     ---------

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                                43,616        40,396
                                                    ---------     ---------

Cash flows from financing activities:
Distributions to partners                            (414,519)     (413,387)
                                                    ---------     ---------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (continued)
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ------------------------
                                                       2002          2001
                                                    ----------    ----------
Net increase in cash and
  cash equivalents                                      85,925       197,530

Cash and cash equivalents at
  beginning of period                                1,110,785       919,391
                                                    ----------    ----------

Cash and cash equivalents at
  end of period                                     $1,196,710    $1,116,921
                                                    ==========    ==========

See Accompanying Notes to Financial Statements.

                            CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 2002, the results of operations and its cash flows for the three months ended March 31, 2002 and 2001. However, the operating results for the three months ended March 31, 2002 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

Note 2  - Investments in Loans

Information relating to investments in the Mortgages and equity loans as of March 31, 2002 is as follows:

                                                                                     AMOUNTS ADVANCED
                                                       -----------------------------------------------------------------------
                 NO. OF                      FINAL                                     TOTAL       INVESTMENT     INVESTMENT
PROPERTY/       APARTMENT     DATE OF      MATURITY      MORTGAGE       EQUITY        AMOUNTS      IN LOANS AT    IN LOANS AT
LOCATION         UNITS       INVESTMENT      DATE         LOANS          LOANS        ADVANCED     3/31/2002(E)   12/31/2001(E)
---------       ---------    ----------    --------    -----------    ----------    -----------    ------------   -------------
Mortenson          104          8/90         8/30      $ 4,974,090    $  577,885    $ 5,551,975    $ 4,610,170     $ 4,635,159
Manor
Apts./
Ames, IA

Windemere          204          9/90         3/31        8,110,300       736,550      8,846,850      7,743,351       7,773,702
Apts./
Wichita, KS

Fieldcrest III     112          8/91         8/31        3,343,700       383,300      3,727,000      3,254,803       3,268,113
Apts./
Dothan, AL

Holly Ridge        144          3/93         3/33        5,310,100       684,400      5,994,500      5,300,763       5,325,398
II Apts./
Gresham, OR
                                                       -----------------------------------------------------------------------
Total                                                  $21,738,190    $2,382,125    $24,120,325    $20,909,087     $21,002,372
                                                       =======================================================================

                         INTEREST EARNED BY THE PARTNERSHIP DURING 2002
                ---------------------------------------------------------------
                   NON-CONTINGENT                     CONTINGENT
                ---------------------    --------------------------------------
                                                         CASH
                   BASE      DEFAULT     ANNUAL          FLOW
                 INTEREST    INTEREST     YIELD      PARTICIPATION     TOTAL
PROPERTY/        AMOUNT/     AMOUNT/     AMOUNT/        AMOUNT/       INTEREST
LOCATION         RATE (A)    RATE (B)    RATE (C)       RATE (D)       EARNED
---------        --------    --------    --------    -------------    --------
Mortenson        $ 73,024     $22,663    $      0         $      0     $ 95,687
Manor                6.45%       1.98%        .97%           30.00%
Apts./
Ames, IA

Windemere         153,086      30,810           0                0      183,896
Apts./               7.95%       1.60%       1.08%           30.00%
Wichita, KS

Fieldcrest III     69,568           0           0                0       69,568
Apts./               8.68%          0%       1.36%           30.00%
Dothan, AL

Holly Ridge       103,761      12,837           0                0      116,598
II Apts./           8.125%       1.00%        .64%           30.00%
Gresham, OR
                 --------------------------------------------------------------
Total            $399,439     $66,310        $  0         $      0     $465,749
                 ==============================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,607,688 and $301,399, respectively, at March 31, 2002 and $20,651,303 and $351,069,
respectively, at December 31, 2001.

Investments in loans January 1, 2001                         $21,357,424

Additions:
  Fieldcrest discount amortization                                 1,452

Deductions:
  Amortization of equity loans                                  (200,130)
  Collection of principal - Mortenson                            (49,769)
                          - Windemere                            (57,114)
                          - Fieldcrest                           (20,016)
                          - Holly Ridge                          (29,475)
                                                             -----------
                                                                (356,504)
                                                             -----------
Investments in loans
  December 31, 2001:                                          21,002,372
                                                             -----------

Additions:
  Fieldcrest discount amortization                                   363

Deductions
  Amortization of equity loans                                   (50,032)
  Collection of principal - Mortenson                            (12,951)
                          - Windemere                            (15,006)
                          - Fieldcrest                            (5,283)
                          - Holly Ridge                          (10,376)
                                                             -----------
                                                                 (93,648)
                                                             -----------
Investments in loans March 31, 2002                          $20,909,087
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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


The equity loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the projects. The equity loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At March 31, 2002, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Mortenson has not paid an aggregate of approximately $708,000 of default interest due for the years ended December 31, 1995 to December 31, 2001 and the three months ended March 31, 2002; and Windemere has not paid its default interest of an aggregate of approximately $502,000 for the three months ended March 31, 2002 and the years ended December 31, 2001, 2000, 1999 and 1996, resulting in an aggregate allowance for uncollectability relating to the default interest amounting to approximately $1,211,000 and $1,165,000 at March 31, 2002 and December 31, 2001, respectively.

Note 3 - Related Parties

The costs incurred to related parties for the three months ended March 31, 2002 and 2001 were as follows:

                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                    -------------------
                                                     2002         2001
                                                    -------     -------
Partnership management fees (a)                     $31,592     $31,592
Expense reimbursement (b)                            15,722       9,641
                                                    -------     -------
Total general and administrative-
  related parties                                   $47,314     $41,233
                                                    =======     =======

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At both March 31, 2002 and December 31, 2001 a balance of approximately $32,000 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $35,000 and $41,000 were accrued and unpaid as of March 31, 2002 and December 31, 2001, respectively.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

Note 4 - Subsequent Event

It is anticipated that during May 2002, distributions of approximately $406,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 2002 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the three months ended March 31, 2002, cash and cash equivalents of the Partnership increased by approximately $86,000 due to cash provided by operating activities of approximately $457,000 and collections of principal on mortgage loans of approximately $44,000 less distributions paid to Partners of approximately $415,000. Amortization of approximately $54,000 is included in the adjustments to reconcile the net income to cash provided by operating activities.

A distribution of approximately $406,000 was made to the limited partners or BACs holders during the three months ended March 31, 2002. A total of approximately $8,000 was distributed to the General Partner during the three months ended March 31, 2002.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's investments in mortgage loans are insured or co-insured by HUD and additionally two loans are coinsured by a private mortgage lender (which is an affiliate of the General Partner). The Partnership's investments in uninsured non-interest bearing equity loans (which represented approximately 10% of the Partnership's portfolio when originated) are secured by a Partnership interest in properties which are diversified by location so that if one area of the United States is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

Results of operations for the three months ended March 31, 2002 and 2001 consisted primarily of interest income earned from investment in mortgage loans of approximately $466,000 and $490,000, respectively.

General and administrative increased approximately $10,000 for the three months ended March 31, 2002, as compared to the same period in 2001 primarily due to an increase in printing and legal expenses in 2002.

General and administrative-related parties increased approximately $6,000 for the three months ended March 31, 2002 as compared to the same period in 2001 primarily due to an increase in expenses reimbursements due to the General Partner for asset monitoring and overhead.

An increase to the provision for bad debts of approximately $46,000 was charged to operations for the three months ended March 31, 2002, representing the 2001 and 2002 Guaranteed Interest due for Mortensen and the 2002 Guaranteed Interest due for Windemere, none of which is expected to be paid.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

           (b) Current report on Form 8-K -

               No reports on form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CAPITAL MORTGAGE PLUS L.P.


                           By: CIP ASSOCIATES, INC.
                               General Partner

Date:  May 14, 2002

                               By:/s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  Senior Vice President
                                  (Principal Executive and Financial
                                  Officer)

Date:  May 14, 2002

                               By:/s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps
                                  Treasurer
                                  (Principal Accounting Officer)