Form 10-Q
period 2002-06-30
CAPITAL MORTGAGE PLUS L P
filed 2002-08-12
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

                                       OR

------- TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934


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
                        STATEMENTS OF FINANCIAL CONDITION


                                                  ============     ============
                                                    June 30,        December 31,
                                                      2002             2001
                                                  ------------     ------------
                                                  (Unaudited)

ASSETS
Investments in mortgage loans
  (Note 2)                                        $ 20,820,254     $ 21,002,372
Cash and cash equivalents                            1,160,472        1,110,785
Accrued interest receivable
  (net of allowance of $1,251,925
  and $1,164,683)                                      300,658          408,618
Loan origination costs
  (net of accumulated
  amortization of $206,080
  and $196,624)                                        627,869          637,325
                                                  ------------     ------------
Total assets                                      $ 22,909,253    $  23,159,100
                                                  ============     ============

LIABILITIES AND PARTNERS' CAPITAL (Deficit)

Liabilities:
  Accounts payable and other
   liabilities                                    $        741     $     25,000
  Due to general partner and
   affiliates (Note 3)                                  59,842           73,080
                                                  ------------     ------------
Total liabilities                                       60,583           98,080
                                                  ------------     ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                          23,014,840       23,222,943
  General Partner                                     (166,170)        (161,923)
                                                  ------------     ------------

Total partners' capital (deficit)                   22,848,670       23,061,020
                                                  ------------     ------------
Total liabilities and partners' capital
  (deficit)                                       $ 22,909,253     $ 23,159,100
                                                  ============     ============


                See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                ======================     ====================
                                  Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                ----------------------     --------------------
                                   2002        2001           2002       2001
                                ----------------------     --------------------

Revenues
Interest income:
Mortgage loans (Note 2)         $   466,620 $  493,055     $  932,369 $ 982,698
Temporary investments                 3,639     10,461          7,555    22,306
Other income                            613        813          1,676     1,726
                                ----------- ----------     ---------- ---------

Total revenues                      470,872    504,329        941,600 1,006,730
                                ----------- ----------     ---------- ---------

Expenses
General and administrative           10,664      8,857         31,844    19,729
General and administrative-
  related parties (Note 3)           58,001     44,342        105,315    85,575
Provision for bad debts              41,090    223,806         87,242   223,806
Amortization                         54,761     54,761        109,521   109,521
                                ----------- ----------     ---------- ---------

Total expenses                      164,516    331,766        333,922   438,631
                                ----------- ----------     ---------- ---------

Net income                      $   306,356 $  172,563     $ 607,678  $ 568,099
                                =========== ==========     ========== =========

Allocation of Net income:

Limited Partners                $   300,229 $  169,112     $  595,524 $ 556,737
                                =========== ==========     ========== =========

General Partner                 $     6,127 $    3,451     $   12,154 $  11,362
                                =========== ==========     ========== ==========

Net income per BAC              $      0.16 $     0.09     $     0.32 $    0.30
                                =========== ==========     ========== =========


                See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                           =====================================
                                          Limited      General
                             Total        Partners     Partner
                           _____________________________________

Partners' capital
  (deficit) -
  January 1, 2002          $ 23,061,020  $23,222,943 $  (161,923)
Net income                      607,678      595,524      12,154
Distributions                  (820,028)    (803,627)    (16,401)
                           ------------  ----------- -----------
Partners' capital
  (deficit) -
  June 30, 2002            $ 22,848,670  $23,014,840 $  (166,170)
                           ============  =========== ===========


                See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                 Six Months Ended
                                                      June 30,
                                             -------------------------
                                                 2002          2001
                                             -------------------------

Cash flows from operating activities:

Net income                                   $    607,678  $   568,099

Adjustments to reconcile net income to
  net cash provided by operating
  activities:

Provision for bad debts                            87,242      223,806
Amortization expense                              109,521      109,521
Amortization of interest rate buydown                (726)        (726)
Decrease in accrued interest receivable            20,718       53,408
Decrease in accounts payable
  and other liabilities                           (24,259)           0
Decrease in due to general partner
  and affiliates                                  (13,238)     (44,701)
                                             ------------  -----------

Net cash provided by operating
  activities                                      786,936      909,407
                                             ------------  -----------

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                            82,779       76,695
                                             ------------  -----------

Cash flows from financing activities:
Distributions to partners                        (820,028)    (818,893)
                                             ------------  -----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (continued)
                                   (Unaudited)



                                                 Six Months Ended
                                                      June 30,
                                             -------------------------
                                                 2002          2001
                                             -------------------------

Net increase in cash and cash
  equivalents                                      49,687      167,209

Cash and cash equivalents at
  beginning of period                           1,110,785      919,391
                                             ------------  -----------

Cash and cash equivalents at
  end of period                              $  1,160,472  $ 1,086,600
                                             ============  ===========


                See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. However, the operating results for the six months ended June 30, 2002 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


Note 2  - Investments in Loans

Information relating to investments in the Mortgages and equity loans as of June 30, 2002 is as follows:

                                                         Amounts Advanced
                                   ------------------------------------------------------------
            No.
            of     Date
           Apart-   of      Final                           Total     Investments   Investments
Property/   ment  Invest- Maturity   Mortgage     Equity   Amounts    in Loans at   in Loans at
Location   Units   ment     Date      Loans       Loans    Advanced   6/30/2002(E) 12/31/2001(E)
--------   ------ ------- -------- ----------- ---------- ----------- -----------  ------------


Mortenson     104    8/90     8/30 $ 4,974,090 $  577,885 $ 5,551,975 $ 4,584,970  $  4,635,159
Manor
Apts./
Ames, IA

Windemere     204    9/90     3/31   8,110,300    736,550   8,846,850   7,712,697     7,773,702
Apts./
Wichita,
KS

Fieldcrest    112    8/91     8/31   3,343,700    383,300   3,727,000   3,241,377     3,268,113
III
Apts./
Dothan, AL

Holly         144    3/93     3/33   5,310,100    684,400   5,994,500   5,281,210     5,325,398
Ridge
II Apts./
Gresham,
OR
                                   ------------------------------------------------------------

Total                              $21,738,190 $2,382,135 $24,120,325 $20,820,254  $ 21,002,372
                                   ============================================================


                                                         Cash Flow
                        Base       Default     Annual     Partici-
                      Interest    Interest     Yield       pation      Total
Property/              Amount/     Amount/     Amount/    Amount/     Interest
Location              Rate (A)     Rate (B)   Rate (C)    Rate (D)     Earned
--------             ----------  -----------  ---------  ----------  ----------

Mortenson            $  145,840  $    45,512  $       0  $        0  $  191,352
Manor                     6.45%        1.98%       .97%      30.00%
Apts./
Ames, IA

Windemere               305,869       61,900          0           0     367,769
Apts./                    7.95%        1.60%      1.08%      30.00%
Wichita,
KS

Fieldcrest
III                     139,021            0          0           0     139,021
Apts./                    8.68%           0%      1.36%      30.00%
Dothan, AL

Holly
Ridge                   208,431       25,796          0           0     234,227
II Apts./                8.125%        1.00%       .64%      30.00%
Gresham,
OR
                 --------------------------------------------------------------

Total                $  799,161  $   133,208  $       0  $        0  $  932,369
                 ==============================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,568,524 and $251,730, respectively, at June 30, 2002 and $20,651,303 and $351,069, respectively, at December 31, 2001.

Investments in loans January 1, 2001                       $21,357,424

Additions:
  Fieldcrest discount amortization                               1,452

Deductions:
  Amortization of equity loans                                (200,130)
  Collection of principal - Mortenson                          (49,769)
                      - Windemere                              (57,114)
                      - Fieldcrest                              20,016)
                      - Holly Ridge                            (29,475)
                                                           -----------

                                                              (356,504)
                                                           -----------
Investments in loans
  December 31, 2001:                                        21,002,372
                                                           -----------

Additions:
  Fieldcrest discount amortization                                 726

Deductions
  Amortization of equity loans                                (100,065)
  Collection of principal - Mortenson                           26,111)
                      - Windemere                              (30,315)
                      - Fieldcrest                             (10,682)
                      - Holly Ridge                            (15,671)
                                                           -----------
                                                              (182,844)
                                                           -----------

Investments in loans June 30, 2002                         $20,820,254
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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


The equity loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the projects. The equity loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At June 30, 2002, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations.
Mortenson has not paid an aggregate of approximately $718,000 of default interest due for the years ended December 31, 1995 to December 31, 2001 and the six months ended June 30, 2002; and Windemere has not paid its default interest of an aggregate of approximately $533,000 for the six months ended June 30, 2002 and the years ended December 31, 2001, 2000, 1999 and 1996, resulting in an aggregate allowance for uncollectability relating to the default interest amounting to approximately $1,252,000 and $1,165,000 at June 30, 2002 and December 31, 2001, respectively. The current allowance is reflected in provision for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three and six months ended June 30, 2002 and 2001 were as follows:

                                 =======================  ======================
                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                 -----------------------  ----------------------
                                     2002        2001        2002        2001
                                 -----------------------  ----------------------
Partnership management
  fees (a)                       $    31,592  $   31,592  $   63,184  $   63,184
Expense reimbursement (b)             26,409      12,750      42,131      22,391
                                 -----------  ----------  ----------  ----------
Total general and admin-
  istrative-related parties      $    58,001  $   44,342  $  105,315  $   85,575
                                 ===========  ==========  ==========  ==========


                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At both June 30, 2002 and December 31, 2001 a balance of approximately $32,000 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $28,000 and $41,000 were accrued and unpaid as of June 30, 2002 and December 31, 2001, respectively.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.


Note 4 - Subsequent Event

It is anticipated that during August 2002, distributions of approximately $402,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 2002 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------
Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the six months ended June 30, 2002, cash and cash equivalents of the Partnership increased by approximately $50,000 due to cash provided by operating activities of approximately $787,000 and collections of principal on mortgage loans of approximately $83,000 less distributions paid to Partners of approximately $820,000. Amortization of approximately $109,000 is included in the adjustments to reconcile the net income to cash provided by operating activities.

A distribution of approximately $804,000 was made to the limited partners or BACs holders during the six months ended June 30, 2002. A total of approximately $16,000 was distributed to the General Partner during the six months ended June 30, 2002.

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

Results of Operations
---------------------

Three and six months ended June 30, 2002  compared with the three and six months
--------------------------------------------------------------------------------
ended June 30, 2001
-------------------

Results of operations for the three and six months ended June 30, 2002 and 2001 consisted primarily of interest income earned from investment in mortgage loans of approximately $467,000 and $493,000 and $932,000 and $983,000, respectively.

Temporary investments decreased approximately $7,000 and $15,000 for the three and six months ended June 30, 2002 as compared to the same periods in 2001, primarily due to lower interest rates on investment account balance.

General and administrative increased approximately $2,000 and $12,000 for the three and six months ended June 30, 2002 as compared to the same periods in 2001, primarily due to an increase in printing, legal and computer expenses in 2002.

General and administrative-related parties increased approximately $14,000 and $20,000 for the three and six months ended June 30, 2002 as compared to the same periods in 2001, primarily due to an increase in expenses reimbursements due to the General Partner for asset monitoring and overhead.

A provision for bad debts of approximately $41,000 and $87,000 was charged to operations for the three and six months ended June 30, 2002, representing the 2001 and 2002 Guaranteed Interest due for Mortensen and the 2002 Guaranteed Interest due for Windemere, none of which is expected to be paid.

                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)   Current report on Form 8-K -

                No reports on form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                             By: CIP ASSOCIATES, INC.
                                 General Partner

Date:  August 8, 2002

                             By: /s/ Alan P. Hirmes
                                 ----------------------------------
                                 Alan P. Hirmes
                                 Senior Vice President
                                 (Principal Executive and Financial
                                 Officer)

Date:  August 8, 2002

                             By: /s/ Glenn F. Hopps
                                 ----------------------------------
                                 Glenn F. Hopps
                                 Treasurer
                                 (Principal Accounting Officer)

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


/s/ Alan P. Hirmes



Alan P. Hirmes
Chief Executive Officer and Chief Financial Officer
August 8, 2002