Form 10-Q
period 2002-09-30
CAPITAL MORTGAGE PLUS L P
filed 2002-11-08
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

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
                        STATEMENTS OF FINANCIAL CONDITION

                                                 ============       ============
                                                 September 30,      December 31,
                                                     2002               2001
                                                 ------------       ------------
                                                  (Unaudited)

ASSETS

Investments in mortgage loans
  (Note 2)                                        $20,725,263       $21,002,372
Cash and cash equivalents                           1,168,455         1,110,785
Accrued interest receivable
  (net of allowance of $1,296,376
  and $1,164,683)                                     262,377           408,618
Loan origination costs
  (net of accumulated
  amortization of $210,808
  and $196,624)                                       623,141           637,325
                                                  -----------       -----------
Total assets                                      $22,779,236       $23,159,100
                                                  ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other
   liabilities                                    $       741       $    25,000
  Due to general partner and
   affiliates (Note 3)                                 54,634            73,080
                                                  -----------       -----------
Total liabilities                                      55,375            98,080
                                                  -----------       -----------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                         22,892,527        23,222,943
  General Partner                                    (168,666)         (161,923)
                                                  -----------       -----------

Total partners' capital (deficit)                  22,723,861        23,061,020
                                                  -----------       -----------
Total liabilities and partners' capital
  (deficit)                                       $22,779,236       $23,159,100
                                                  ===========       ===========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                               =======================   =======================
                                 Three Months Ended         Nine Months Ended
                                     September 30,            September 30,
                               -----------------------   -----------------------
                                  2002         2001         2002         2001
                               -----------------------   -----------------------
Revenues
Interest income:
Mortgage loans (Note 2)        $  465,333   $  481,036   $1,397,702   $1,463,734
Temporary investments               2,751        8,792       10,306       31,098
Other income                          963          713        2,639        2,439
                               ----------   ----------   ----------   ----------

Total revenues                    469,047      490,541    1,410,647    1,497,271
                               ----------   ----------   ----------   ----------

Expenses
General and administrative         15,742       18,099       47,586       37,828
General and administrative-
  related parties (Note 3)         68,889       52,743      174,204      138,318
Provision for bad debts            44,451       31,616      131,693      255,422
Amortization                       54,760       54,760      164,281      164,281
                               ----------   ----------   ----------   ----------

Total expenses                    183,842      157,218      517,764      595,849
                               ----------   ----------   ----------   ----------

Net income                       $289,205   $  333,323   $  892,883   $  901,422
                               ==========   ==========   ==========   ==========

Allocation of Net income:

Limited Partners               $  279,501   $  326,657   $  875,025   $  883,394
                               ==========   ==========   ==========   ==========

General Partner                $    5,704   $    6,666   $   17,858   $   18,028
                               ==========   ==========   ==========   ==========

Net income per BAC             $     0.16   $     0.18   $     0.48   $     0.48
                               ==========   ==========   ==========   ==========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                    ===========    ===========     ============
                                                    Limited           General
                                       Total        Partners          Partner
                                    -----------    -----------     ------------
Partners' capital
  (deficit) -
  January 1, 2002                   $23,061,020    $23,222,943     $   (161,923)
Net income                              892,883        875,025           17,858
Distributions                        (1,230,042)    (1,205,441)         (24,601)
                                    -----------    -----------     ------------
Partners' capital
  (deficit) -
  September 30, 2002                $22,723,861    $22,892,527     $   (168,666)
                                    ===========    ===========     ============


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 ==========================
                                                      Nine Months Ended
                                                        September 30,
                                                    2002            2001
                                                 --------------------------
Cash flows from operating activities:

Net income                                       $   892,883    $   901,422

Adjustments to reconcile net income
  to net cash provided
  by operating activities:

Provision for bad debts                              131,693        255,422
Amortization expense                                 164,281        164,281
Amortization of interest rate buydown                 (1,089)        (1,089)
Decrease (increase) in accrued interest
  receivable                                          14,548        (25,986)
Decrease in accounts payable
  and other liabilities                              (24,259)       (24,148)
Decrease in due to general partner
  and affiliates                                     (18,446)       (26,299)
                                                 -----------    -----------

Net cash provided by operating
  activities                                       1,159,611      1,243,603
                                                 -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                              128,101        116,156
                                                 -----------    -----------

Cash flows from financing activities:
Distributions to partners                         (1,230,042)    (1,228,907)
                                                 -----------    -----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                 ==========================
                                                      Nine Months Ended
                                                        September 30,
                                                    2002            2001
                                                 --------------------------
Net increase in cash and cash
  equivalents                                         57,670        130,852

Cash and cash equivalents at
  beginning of period                              1,110,785        919,391
                                                 -----------    -----------

Cash and cash equivalents at
  end of period                                  $ 1,168,455    $ 1,050,243
                                                 ===========    ===========



See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. However, the operating results for the nine months ended September 30, 2002 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

Note 2  - Investments in Loans

Information relating to investments in the Mortgages and equity loans as of September 30, 2002 is as follows:



                                                                    Amounts Advanced
                                             -----------------------------------------------------------------

               No. of
               Apart-     of      Final                                  Total      Investments    Investments
Property       ment     Invest-  Maturity    Mortagage       Equity     Amounts     in Loans at    in Loans at
Location       Units     Ment     Date         Loans         Loans      Advanced    9/30/2002(E)   12/31/2001(E)
--------      -------   ------   --------   -----------   ----------   -----------  ------------   ------------
Mortenson       104      8/90      8/30     $ 4,974,090   $  577,885   $ 5,551,975  $ 4,559,557    $ 4,635,159
Manor
Apts./
Ames, IA
Windemere       204      9/90      3/31       8,110,300      736,550     8,846,850    7,681,734      7,773,702
Apts./
Wichita, KS
Fieldcrest III  112      8/91      8/31       3,343,700      383,300     3,727,000    3,227,832      3,268,113
Apts./
Dothan, AL
Holly Ridge     144      3/93      3/33       5,310,100      684,400     5,994,500    5,256,140      5,325,398
II Apts./
Gresham, OR
                             ---------------------------------------------------------------------------------

Total                                       $21,738,190   $2,382,135   $24,120,325  $20,725,263    $21,002,372
                             =================================================================================

                                Interest earned by the Partnership during 2002
                     --------------------------------------------------------------------
                          Non-contingent                        Contingent
                     -----------------------       --------------------------------------
                                                                  Cash
                                                                  Flow
                      Base           Default       Annual        Partici-
                     Interest       Interest       Yield          pation         Total
Property              Amount/        Amount/       Amount/        Amount/       Interest
Location             Rate (A)       Rate (B)       Rate (C)      Rate (D)        Earned
--------           ----------       --------       --------      --------      ----------

Mortenson          $  218,144       $ 68,545       $     0       $      0       $ 286,989
Manor                   6.45%          1.98%          .97%         30.00%
Apts./
Ames, IA
Windemere             458,343         93,270             0              0         551,613
Apts./                  7.95%          1.60%         1.08%         30.00%
Wichita, KS
Fieldcrest III        208,354              0             0              0         208,354
Apts./                  8.68%             0%         1.36%         30.00%
Dothan, AL
Holly Ridge           311,869         38,877             0              0         350,746
II Apts./              8.125%          1.00%          .64%         30.00%
Gresham, OR
                   ----------------------------------------------------------------------

Total              $1,197,010       $200,692       $     0       $      0      $1,397,702
                   ======================================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the equity loans in the amounts of $20,523,202 and $202,060, respectively, at September 30, 2002 and $20,651,303 and $351,069,
respectively, at December 31, 2001.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


Investments in loans January 1, 2001           $21,357,424

Additions:
  Fieldcrest discount amortization                   1,452

Deductions:
  Amortization of equity loans                    (200,130)
  Collection of principal - Mortenson              (49,769)
                      - Windemere                  (57,114)
                      - Fieldcrest                 (20,016)
                      - Holly Ridge                (29,475)
                                               -----------

                                                  (356,504)
Investments in loans                           -----------
  December 31, 2001:                            21,002,372
                                               -----------

Additions:
  Fieldcrest discount amortization                   1,089

Deductions
  Amortization of equity loans                    (150,097)
  Collection of principal - Mortenson              (39,485)
                      - Windemere                  (45,933)
                      - Fieldcrest                 (16,200)
                      - Holly Ridge                (26,483)
                                               -----------
                                                  (278,199)
                                               -----------
Investments in loans September 30, 2002        $20,725,263
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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


At September 30, 2002, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations.
Mortenson has not paid an aggregate of approximately $718,000 of default interest due for the years ended December 31, 1995 to December 31, 2001 and the nine months ended September 30, 2002; Windemere has not paid its default interest of an aggregate of approximately $565,000 for the nine months ended September 30, 2002 and the years ended December 31, 2001, 2000, 1999 and 1996; and Hollyridge has not paid its default interest of an aggregate of approximately $13,000 for the nine months ended September 30, 2002, resulting in an aggregate allowance for uncollectability relating to the default interest amounting to approximately $1,296,000 and $1,165,000 at September 30, 2002 and December 31, 2001, respectively. The current allowance is reflected in provision for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three and nine months ended September 30, 2002 and 2001 were as follows:

                                       ===================   ===================
                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       -------------------   -------------------
Partnership management

  fees (a)                             $ 31,592   $ 31,592   $ 94,776   $ 94,776
Expense reimbursement (b)                37,297     21,151     79,428     43,542
                                       --------   --------   --------   --------
Total general and admin-
  istrative-related parties            $ 68,889   $ 52,743    174,204   $138,318
                                       ========   ========   ========   ========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At September 30, 2002 and December 31, 2001 a balance of approximately $0 and $32,000 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $55,000 and $41,000 were accrued and unpaid as of September 30, 2002 and December 31, 2001, respectively.

RMC is a co-insurer on the Mortenson and Windemere mortgage loans in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.


Note 4 - Subsequent Event

It is anticipated that during November 2002, distributions of approximately $402,000 and $8,000 will be paid to BACs holders and the General Partner, respectively, representing the 2002 third quarter distribution.

On October 31, 2002, Mortenson II Associates L.P. (the "Owner"), the owner of Mortenson II Apartments ("Mortenson"), prepaid the outstanding FHA Co-Insured Mortgage Loan (the "Mortgage Loan") and equity loan (the "Equity Loan") in full. The Mortgage Loan and the Equity Loan were secured by a mortgage on the Mortenson property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $5,934,489, including the $4,543,011 outstanding balance of the Mortgage Loan, the $577,885 Equity Loan and $813,593 of additional interest due pursuant to the loan documents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the nine months ended September 30, 2002, cash and cash equivalents of the Partnership increased by approximately $58,000 due to cash provided by operating activities of approximately $1,160,000 and collections of principal on mortgage loans of approximately $128,000 less distributions paid to Partners of approximately $1,230,000. Amortization of approximately $163,000 is included in the adjustments to reconcile the net income to cash provided by operating activities.

A distribution of approximately $1,205,000 was made to the limited partners or BACs holders during the nine months ended September 30, 2002. A total of approximately $25,000 was distributed to the General Partner during the nine months ended September 30, 2002.

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

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in Registrant's annual report on Form 10-K for the year ended December 31, 2001.

The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

     o Interest income on the mortgage loans consist of contingent and non-contingent interest as defined in the mortgage notes and other additional interest agreements. Non-contingent interest consists of base and default interest, which is recognized as earned. Contingent interest is based on the development's cash flows and is recognized when received.

     o If the interest receivable exceeds the estimated value derived by management, Registrant adjusts the allowance account to reflect its estimated fair value.

     o The equity loans are considered to be premiums paid to obtain the Mortgages and are amortized over the average expected lives of the respective Mortgages.

Results of Operations
---------------------

Three and nine months ended  September 30, 2002 compared with the three and nine
--------------------------------------------------------------------------------
months ended September 30, 2001
-------------------------------

Results of operations for the three and nine months ended September 30, 2002 and 2001 consisted primarily of interest income earned from investment in mortgage loans of approximately $465,000 and $481,000 and $1,398,000 and $1,464,000,
respectively.

Temporary investments decreased approximately $6,000 and $21,000 for the three and nine months ended September 30, 2002 as compared to the same periods in 2001, primarily due to lower interest rates on investment account balances.

General and administrative increased approximately $10,000 for the nine months ended September 30, 2002 as compared to the same period in 2001, primarily due to an increase in printing and legal expenses in 2002.

General and administrative-related parties increased approximately $16,000 and $36,000 for the three and nine months ended September 30, 2002 as compared to the same periods in 2001, primarily due to an increase in expenses reimbursements due to the General Partner for asset monitoring and overhead.

A provision for bad debts of approximately $44,000 and $132,000 was charged to operations for the three and nine months ended September 30, 2002, representing the 2001 and 2002 Guaranteed Interest due for Mortenson, the 2002 Guaranteed Interest due for Windemere and the 2002 Guaranteed Interest due for Hollyridge, none of which is expected to be paid.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of Capital Mortgage Plus L.P. (the
"Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 30, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

          99.1Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Current report on Form 8-K -

              No reports on form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                            By: CIP ASSOCIATES, INC.
                                General Partner

Date:  November 7, 2002

                                By:/s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Senior Vice President
                                   (Principal Executive and Financial Officer)

Date:  November 7, 2002

                                By:/s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps
                                   Treasurer
                                   (Principal Accounting Officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partners"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partners:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes
                                         Principal Executive Officer and
                                         Principal Financial Officer
                                         November 7, 2002

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



/s/ Alan P. Hirmes
----------------------


Alan P. Hirmes
Principal Executive Officer and Principal Financial Officer
November 7, 2002