Form 10-K
period 2002-12-31
CAPITAL MORTGAGE PLUS L P
filed 2003-03-31
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3502020
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                               10022
----------------------------------------                       -----------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes   No X
                                        ---  ---

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2002 was $23,880,785, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's prospectus dated May 10, 1989, as supplemented July 7, 1989, January 8, 1990, February 9, 1990, May 18, 1990, and October 24, 1990, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 26
Page 1 of 70

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

The Registrant originated federally insured and co-insured first mortgage construction and permanent loans ("Mortgages") to finance multi-family residential rental properties ("Developments" and each a "Development") developed by unaffiliated entities. All base interest and initially at least 90% in the aggregate of the principal of the Mortgages in which the Registrant invests are insured or coinsured by the Department of Housing and Urban Development ("HUD") and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The remaining 10% of the Registrant's portfolio is comprised of uninsured non-interest bearing equity loans ("Equity Loans") secured by the assignment of the debtor's interests in the Development made directly to the same developers as the Mortgages for, among other purposes, defrayal of certain specific cash requirements of the Developments. The Registrant made five Mortgages in the aggregate amount of $26,158,190 and five Equity Loans in the aggregate amount of $3,062,135 in connection with five Developments. The Registrant is a closed-end Company that made its last mortgage investment in March 1993 and does not expect to make any additional investments. The Mortgage and Equity Loan relating to the Mortenson Manor Apartments ("Mortenson") was repaid in full on October 31, 2002. The Mortgage and Equity Loan relating to the Willow Trace Apartments ("Willow Trace") was repaid in full on December 16, 1998. The Registrant has no present expectation as to when it may dispose of its remaining Mortgages and Equity Loans.

The Registrant is engaged solely in the business of investing in Mortgages and Equity Loans; therefore, presentation of industry segment information is not applicable.

For detailed financial information pertaining to the Registrant, see Item 8, Financial Statements and Supplementary Data, below.

Investments
-----------

The following table lists the Mortgages and Equity Loans as of February 28, 2003; it excludes the investment in Mortenson which was repaid on October 31, 2002.


                                       Original     Interest
                            Date of    Mortgage     Rate on      Equity       Final
                            Invest-      Loan       Mortgage      Loan       Endorse-   Term    Occu
Project          Location    ment      Amount(2)    Loan (1)     Amount        ment      (5)    pancy
-------          --------   -------   -----------   --------   ----------   ---------   -----   -----

Windemere        Wichita,    9/28/                  9.62%-                               40       91%
Apartments (3)   Kansas      1990     $ 8,110,300    10.7%     $  736,550      7/92     years
Fieldcrest III   Dothan,     8/27/                  8.75%-                               40       92%
Apartments       Alabama     1991       3,343,700   10.11%        383,300     11/92     years
Holly Ridge II   Gresham,    3/16/                  9.25%-                               40       97%
Apartments (4)   Oregon      1993       5,310,100    9.89%        684,400      6/95     years
                                      -----------              ----------

                                      $16,764,100              $1,804,250
                                      ===========              ==========


(1) The minimum interest rate shown above includes interest payable under the first mortgage note plus additional interest payable pursuant to the terms of a Limited Operating Guaranty agreement for Fieldcrest III Apartments ("Fieldcrest") and Holly Ridge II Apartments ("Holly Ridge") and the Additional Interest Guaranty agreements for Windemere Apartments ("Windemere").

(2) The Windemere Mortgage is co-insured by HUD and RMC. The Fieldcrest and Holly Ridge Mortgages are fully insured by HUD. As of February 28, 2003, all loan amounts under the Mortgages have been disbursed.

(3) Default interest payments in the aggregate amount of approximately $466,000 for the years ended December 31, 1999 through 2002 and $130,000 for the year ended December 31, 1996 have not been received and as a result, the Registrant established an allowance for uncollectability for a portion of the unpaid default interest payments which equals approximately $565,000 and $472,000 at December 31, 2002 and 2001, respectively.

(4) Default interest payments in the aggregate amount of approximately $26,000 and $40,000 for the years ended December 31, 2002 and 2001 have not been received and as a result the Registrant established an allowance for uncollectability for a portion of the unpaid default interest payments which equals approximately $53,000 and $40,000 at December 31, 2002 and 2001, respectively.

(5) All Mortgages and Equity Loans have call provisions effective ten years following final endorsement and a grace period. The Registrant, in order to enforce such provisions, would be required to terminate the mortgage insurance contract with FHA (and/or the coinsurer) with respect to each of the Mortgages not later than the accelerated payment date. Since the exercise of such option would be at the Registrant's discretion, it is intended to be exercised only where the Registrant determines that the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment.

The following is the interest income from Mortgages as a percentage of total revenues.


                         2002             2001            2000
                         ----             ----            ----

Mortenson*                34%              20%             19%
Windemere                 25               37              37
Fieldcrest                 9               16              16
Holly Ridge               16               24              26


*  Repaid in full on October 31, 2002

Repayment of Mortgage Loan
--------------------------
On October 31, 2002, Mortenson II Associates L.P. (the "Owner"), the owner of Mortenson, prepaid the outstanding Mortgage and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Mortenson property and partnership interests in the Owner. The outstanding debt repaid early to the Registrant totaled $5,934,739, including the $4,543,011 outstanding balance of the Mortgage Loan, the $577,885 Equity Loan and $813,843 of additional interest due pursuant to the loan documents.

Competition
-----------
The Registrant's business is affected by competition to the extent that the underlying Developments from which its borrowers derive interest and principal payments may be subject to competition from neighboring properties. In particular, the receipt of additional interest and the repayment of the Equity Loans, neither of which is insured or guaranteed by government or quasi-government agencies, are dependent upon the economic performance of the underlying Developments which could be adversely affected by competitive conditions.

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of December 31, 2002, the Registrant had issued and outstanding 1,836,660 limited partnership interests ("Limited Partnership Interests"). All of the issued and outstanding Limited Partnership Interests are issued to Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which has issued Beneficial Assignment Certificates ("BACs"). Each BAC represents all of the economic and virtually all of the material ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BACs. There is currently no established public trading market for BACs and it is not anticipated that BACs will be listed for trading on any securities exchange or included for quotation on the Nasdaq National Market.

The Registrant has 3,485 registered holders of an aggregate of $1,836,660 BACs, as of March 3, 2003.

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

Distribution Information
------------------------

Accrued cash distributions per BAC made to the limited partners or BACs holders for the following quarters in 2002, 2001 and 2000, which are paid in subsequent quarters, were as follows:

         1st Quarter       2nd Quarter      3rd Quarter    4th Quarter      Total
         -----------       -----------      -----------    -----------     -------

2002       .2164             .2188             .2212         3.7200         4.3764
2001       .2164             .2188             .2212          .2212          .8776
2000       .2182             .2182             .2206          .2206          .8776


Quarterly distributions are generally made 45 days following the close of the calendar quarter.

A total of $4,835,138 was distributed to the limited partners or BACs holders during the years 2002, 2001 and 2000. The Registrant utilized the original working capital reserve, in the aggregate amount of $477,532, for distributions from 1989 through 1991, which was considered to be a return of capital. An additional working capital reserve of approximately $2,800,000 was established from uninvested offering proceeds, a portion of which was applied to pay a part of the 2002, 2001 and 2000 distributions (which was considered to be a return of capital). Approximately $0, $396,000 and $274,000 paid to the limited partners or BACs holders in each of the years ended December 31, 2002, 2001 and 2000, respectively, represented a return of capital. A total of $98,676 was distributed to the General Partner during 2002, 2001 and 2000.

The 2002 fourth quarter distribution, which was paid on February 14, 2003, was funded primarily by the Mortenson repayment proceeds, $3.59 per BAC of which is considered to be a return of capital.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8 hereof.

                                             Year ended December 31,
                          --------------------------------------------------------------
OPERATIONS                   2002         2001         2000         1999         1998
----------                ----------   ----------   ----------   ----------   ----------
Interest income -
  Mortgage loans          $2,490,705   $1,944,183   $1,994,946   $1,987,628   $2,678,758
  Temporary                   26,244       36,909       45,335       61,369       32,135
  investments
Other income                 451,800        3,302        3,352        6,517      393,785
                          ----------   ----------   ----------   ----------   ----------

Total revenues             2,968,749    1,984,394    2,043,633    2,055,514    3,104,678
                          ----------   ----------   ----------   ----------   ----------

Operating expenses           506,531      482,697      501,529      488,707      567,549

Provision for bad debts      146,388      262,062      175,493       54,549      144,977
                          ----------   ----------   ----------   ----------   ----------

Total Expenses               652,919      744,759      677,022      543,256      712,526

                          ----------   ----------   ----------   ----------   ----------

Net income                $2,315,830   $1,239,635   $1,366,611   $1,512,258   $2,392,152
                          ==========   ==========   ==========   ==========   ==========

Net income per BAC        $     1.24   $     0.66   $     0.73   $     0.81   $     1.28
                          ==========   ==========   ==========   ==========   ==========


                                                   December 31,
                          --------------------------------------------------------------
FINANCIAL POSITION            2002         2001         2000         1999         1998
------------------        -----------  -----------  -----------  -----------  -----------

Total assets              $23,814,436  $23,159,100  $23,535,982  $23,822,034  $28,561,927
                          ===========  ===========  ===========  ===========  ===========

CASH DISTRIBUTIONS
------------------

Distributions per BAC     $      4.38  $      0.88  $      0.88  $      0.88  $      3.45
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

During the year ended December 31, 2002, cash and cash equivalents of the Registrant increased by approximately $5,548,000 due to cash provided by operating activities ($1,909,000), collections of principal on Mortgages and Equity Loans approximately ($5,283,000) and reduced by distributions paid to partners and BACs holders ($1,645,000). Included in the adjustments to reconcile the net income to cash flow provided by operating activities is amortization of approximately $209,000.

The regular quarterly distribution for the fourth quarter of 2002 was reduced to $.13 per BAC. Subject to the future performance of the Registrant's investments and results of operations, the General Partner anticipates that there will be sufficient cash from operations generated to cover anticipated expenses in 2003 and to fund future distributions of $.52 per BAC per annum paid quarterly.

On October 31, 2002, Mortenson II Associates L.P. (the "Owner"), the owner of Mortenson, prepaid the outstanding Mortgage Loan and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Mortenson property and partnership interests in the Owner. The outstanding debt repaid early to the Registrant totaled $5,934,739, including the $4,543,011 outstanding balance of the Mortgage, the $577,885 Equity Loan and $813,843 of additional interest due pursuant to the loan documents. The repayment proceeds were included in a cash distribution and were considered a return of capital made during the first quarter of 2003 of $6,593,609 ($3.59 per BAC) to the BACsholders and $66,602 to the General Partner.

Regular quarterly distributions other than the distribution of repayment proceeds for the Mortenson Loans, which on an annual basis totaled approximately $1,612,000 and $1,611,000, were made to the limited partners or BACs holders during the years ended December 31, 2002 and 2001. Such distributions were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves which is considered to be a return of capital. Approximately $33,000 was distributed to the General Partner in each of the years ended December 31, 2002 and 2001, respectively.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Registrant's investments in Mortgages are insured or co-insured by HUD and additionally one Mortgage is coinsured by a private mortgage lender (which is an affiliate of the General Partner). The Registrant's investments in uninsured non-interest bearing Equity Loans (which represent approximately 10% of the Registrant's portfolio when originated) are secured by a Registrant interest in three properties. Due to the prepayment of two of the Registrant's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States. Thus, the Registrant may not be protected against a general downturn in the national economy.

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in Registrant's annual report on Form 10-K for the year ended December 31, 2002. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

Results of Operations
---------------------

2002 vs. 2001
-------------

Results of operations for the years ended December 31, 2002 and 2001 consisted primarily of interest income of $2,491,000 and $1,944,000, respectively, earned from investments in Mortgages.

Interest income from temporary investments decreased approximately $11,000 for the year ended December 31, 2002 as compared to 2001, primarily due to lower interest rates in 2002.

Other income increased approximately $448,000 for the year ended December 31, 2002 as compared to 2001, primarily due to the gain realized from the repayment of the Mortenson Mortgage Loan and Equity Loan in 2002.

General and administrative increased approximately $12,000 for the year ended December 31, 2002 as compared to 2001, primarily due to an increase in legal expenses in 2002.

General and administrative-related parties increased approximately $21,000 for the year ended December 31, 2002 as compared to 2001, primarily due to an increase in expenses reimbursements due to the General Partner for asset monitoring and overhead.

A provision for bad debts of approximately $146,000 and $262,000 was charged for the years ended December 2002 and 2001, respectively, representing the 2002 and 2001 Guaranteed Interest due from Hollyridge and the 2002 Guaranteed Interest due from Windemere and the 2001 Guaranteed Interest due from Mortenson and the 2001 and 2000 Guaranteed Interest due from Windemere.

2001 vs. 2000
-------------

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

A provision for bad debts of approximately $262,000 and $175,000 was charged for the years ended December 31, 2001 and 2000, respectively, representing the 2001 Guaranteed Interest due from Mortenson and the 2001 and 2000 Guaranteed Interest due from Windemere and the 2000 Guaranteed Interest due from Mortenson and the 1999 Guaranteed Interest due from Windemere.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.
                                                                            Page
(a) 1.   Financial Statements                                               ----
         --------------------

         Independent Auditors' Report                                         11

         Statements  of  Financial   Condition
         as of December 31, 2002 and 2001                                     12

         Statements  of  Income  for the years
         ended  December  31,  2002,  2001 and
         2000                                                                 13

         Statements  of Changes  in  Partners'
         Capital   (Deficit)   for  the  years
         ended  December  31,  2002,  2001 and
         2000                                                                 14

         Statements  of  Cash  Flows  for  the
         years ended  December 31, 2002,  2001
         and 2000                                                             15

         Notes to Financial Statements                                        16

                          INDEPENDENT AUDITORS' REPORT




To the Partner of
Capital Mortgage Plus L.P.



We audited the accompanying statements of financial condition of Capital Mortgage Plus, L.P. (a Delaware Limited Partnership) as of December 31, 2002 and 2001 and the related statements of income, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mortgage Plus, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the three years then ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ REZNICK FEDDER & SILVERMAN
Bethesda, Maryland
March 20, 2003

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS


                                                             December 31,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------

Investments in mortgage loans (Note 3)               $ 16,098,198    $ 21,002,372
Cash and cash equivalents                               6,659,016       1,110,785
Accrued interest receivable (net of allowance
  of $617,893 and $1,164,683)                             153,135         408,618
Loan origination costs (net of accumulated
  amortization of $162,743 and $196,624)                  497,858         637,325
Other assets                                              406,229               0
                                                     ------------    ------------

Total Assets                                         $ 23,814,436    $ 23,159,100
                                                     ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other liabilities             $     25,741    $     25,000
  Due to general partner and affiliates (Note 4)           56,407          73,080
                                                     ------------    ------------

Total liabilities                                          82,148          98,080
                                                     ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs issued
   and outstanding) (Note 1)                           23,880,785      23,222,943
  General Partner                                        (148,497)       (161,923)
                                                     ------------    ------------

Total partners' capital (deficit)                      23,732,288      23,061,020
                                                     ------------    ------------

Total Liabilities and Partners' Capital (Deficit)    $ 23,814,436    $ 23,159,100
                                                     ============    ============

See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME


                                       Years Ended December 31,
                                ------------------------------------
                                   2002        2001         2000
                                ----------   ----------   ----------
Revenues:

Interest income:

  Mortgage loans (Note 3)       $2,490,705   $1,944,183   $1,994,946
  Temporary investments             26,244       36,909       45,335
Other income                       451,800        3,302        3,352
                                ----------   ----------   ----------

Total revenues                   2,968,749    1,984,394    2,043,633
                                ----------   ----------   ----------

Expenses:

General and administrative          81,110       69,375       84,084
General and administrative-
  related parties (Note 4)         215,411      194,280      198,403
Provision for bad debts            146,388      262,062      175,493
Amortization                       210,010      219,042      219,042
                                ----------   ----------   ----------

Total expenses                     652,919      744,759      677,022
                                ----------   ----------   ----------

Net income                      $2,315,830   $1,239,635   $1,366,611
                                ==========   ==========   ==========

Net income - limited partners   $2,269,513   $1,214,842   $1,339,279
                                ==========   ==========   ==========

Number of BACs outstanding       1,836,660    1,836,660    1,836,660
                                ==========   ==========   ==========

Net income per BAC              $     1.24   $     0.66   $     0.73
                                ==========   ==========   ==========


See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000


                                                                     Limited         General
                                                    Total           Partners         Partner
                                                  ------------    ------------    ------------
Partners' capital (deficit) - January 1, 2000     $ 23,744,026    $ 23,892,289    $   (148,263)
Net income                                           1,366,611       1,339,279          27,332
Distributions                                       (1,645,825)     (1,612,909)        (32,916)
                                                  ------------    ------------    ------------

Partners' capital (deficit) - December 31, 2000     23,464,812      23,618,659        (153,847)
Net income                                           1,239,635       1,214,842          24,793
Distributions                                       (1,643,427)     (1,610,558)        (32,869)
                                                  ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2001     23,061,020      23,222,943        (161,923)
Net income                                           2,315,830       2,269,513          46,317
Distributions                                       (1,644,562)     (1,611,671)        (32,891)
                                                  ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2002   $ 23,732,288    $ 23,880,785    $   (148,497)
                                                  ============    ============    ============


See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS



                                                                    Years Ended December 31,
                                                          -----------------------------------------
                                                             2002           2001            2000
                                                          -----------    -----------    -----------
Cash flows from operating activities:
Net income                                                $ 2,315,830    $ 1,239,635    $ 1,366,611
                                                          -----------    -----------    -----------

Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for bad debts                                       146,388        262,062        175,493
Gain on recovery of amortized portion of
  Mortenson Equity Loan                                      (569,859)             0              0
Loss of unamortized portion of Mortenson
  Loan costs                                                  121,561              0              0
Amortization                                                  210,010        219,042        219,042
Amortization of interest rate buydown                          (1,452)        (1,452)        (1,452)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable            109,095        (67,751)      (341,240)
Increase in other assets                                     (406,229)             0              0
Increase in accounts payable
  and other liabilities                                           741              0          4,255
(Decrease) increase in due to general partner
  and affiliates                                              (16,673)        26,911        (11,093)
                                                          -----------    -----------    -----------
Total adjustments                                            (406,418)       438,812         45,005
                                                          -----------    -----------    -----------

Net cash provided by operating activities                   1,909,412      1,678,447      1,411,616
                                                          -----------    -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                      4,705,496        156,374        142,710
Receipt of principal on equity loan                           577,885              0              0
                                                          -----------    -----------    -----------

Net cash provided by investing activities                   5,283,381        156,374        142,710
                                                          -----------    -----------    -----------

Cash flows from financing activities:
Distributions to partners                                  (1,644,562)    (1,643,427)    (1,645,825)
                                                          -----------    -----------    -----------

Net cash used in financing activities                      (1,644,562)    (1,643,427)    (1,645,825)
                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                               5,548,231        191,394        (91,499)

Cash and cash equivalents at beginning of year              1,110,785        919,391      1,010,890
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year                  $ 6,659,016    $ 1,110,785    $   919,391
                                                          ===========    ===========    ===========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000

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

The Partnership was formed to invest in insured or guaranteed mortgage investments. The Partnership has invested in first mortgage construction and permanent loans ("Mortgages") to finance multifamily residential rental properties ("Developments") developed by unaffiliated entities. A substantial portion of the Mortgages provides additional interest based on the annual cash flow from the Developments and the proceeds of prepayments, sales or other dispositions. All base interest and initially at least 90% of the principal of the Mortgages is insured or coinsured by the Department of Housing and Urban Development ("HUD") and a private mortgage lender (which is an affiliate of the General Partner). The Partnership has also invested in uninsured equity loans ("Equity Loans") made directly to developers of developments on which the Partnership holds a Mortgage.

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

The accrued cash distributions per BAC were approximately $4.38, $.88 and $.88 for 2002, 2001 and 2000. The 2002, 2001 and 2000 distributions were made from adjusted cash flow from operations (and, in particular, of the fourth quarter 2002 distribution which was paid on February, 14, 2003 from the repayment of the Mortenson loan, $3.59 per BAC was considered to be a return of capital) and to a

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000

lesser extent were supplemented from working capital reserves, which was considered to be a return of capital.

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

d)  Revenue Recognition

Interest income on the Mortgages loans consists of contingent and non-contingent interest as defined in the mortgage notes and other additional interest agreements. Non-contingent interest consists of base and default interest, which is recognized as earned. Contingent interest is based on the underlying Development's cash flows and is recognized when received.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
                                   (Unaudited)

Note 3 - Investments in Loans

Information relating to investments in Mortgages and Equity Loans as of December 31, 2002 and 2001 is as follows, one of which was repaid on October 31, 2002:



                                                                             Amount Advanced
                                                        ---------------------------------------------------------
             No. of
              Apt     Date of    Fianl                                  Total      Investments in    Investments
Property/    -ment    Invest-   Maturity                  Equity       Amounts        Loans at       in Loans at
Location     Units     ment       Date      Mortgages      Loans       Advanced     12/31/2002(E)   12/31/2001(E)
---------    ------   -------   --------   -----------   ----------   -----------   -------------   -------------
Mortenson     104     8/1990          (F)  $ 4,974,090   $  577,885    $5,551,975   $         0     $   4,635,159
Manor
Apts./
Ames, IA

Windemere     204     9/1990     9/2030      8,110,300      736,550     8,846,850     7,650,456         7,773,702
Apts./
Wichita, KS

Fieldcrest    112     8/1991     8/2031      3,343,700      383,300     3,727,000     3,214,166         3,268,113
III
Apts./
Dothan, AL

Holly         144     3/1993     3/2033      5,310,100      684,400     5,994,500     5,233,576         5,325,398
Ridge II
Apts./
Gresham, OR
                                           ----------------------------------------------------------------------

Total                                      $21,738,190   $2,382,135   $24,120,325   $16,098,198       $21,002,372
                                           ======================================================================



                        Interest earned by the Partnership during 2002
              --------------------------------------------------------------------
                     Non-contingent                        Contingent
              -----------------------------    -----------------------------------

                                                            Car Flow
                                  Default       Annual      Partici-
                Base Interest     Interest       Yield       pation       Total
Property/         Amount/         Amount/       Amount/     Amount/      Interest
Location          Rate(A)         Rate(B)       Rate(C)     Rate(D)       Earned
---------     ---------------   -----------    ---------   ---------    ----------
Mortenson       $   242,327     $   768,843    $      0    $      0     $1,011,170
Manor                 6.45%           1.98%        .97%      30.00%
Apts./
Ames, IA

Windemere           610,504         124,574           0           0        735,078
Apts./                7.95%           1.60%       1.08%      30.00%
Wichita, KS

Fieldcrest          277,379               0           0           0        277,379
III                   8.68%              0%       1.36%      30.00%
Apts./
Dothan, AL

Holly               415,141          51,937           0           0        467,078
Ridge II             8.125%           1.00%        .64%      30.00%
Apts./
Gresham, OR
                ------------------------------------------------------------------

Total           $ 1,545,351     $   945,354    $      0    $      0     $2,490,705
                ==================================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000


(A) Base interest on the Mortgages is that amount that is insured/co-insured by HUD and is being shown net of service fee.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by partnership interests in the borrower.

(C) Annual Yield is the amount over the default rate and is contingent upon cash flow of the Development.

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon cash flow.

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the Equity Loans in the amounts of $15,945,807 and $152,391 respectively, at December 31, 2002 and $20,651,303 and $351,069,
respectively, at December 31, 2001.

(F) On October 31, 2002, Mortenson II Associates L.P. (the "Owner"), the owner of Mortenson, prepaid the Mortgage and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Mortenson property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $5,934,739, including the $4,543,011 outstanding balance of the Mortgage, the $577,885 Equity Loan and $813,843 of additional interest due pursuant to the loan documents.

Total interest earned, as shown on the above schedule of investment in loans does not include the gain on the recovery of the amortized portion of the Mortenson Equity Loan of $569,859 and the writeoff of the unamortized portion of the Mortenson Loan costs of $121,561, both of which are included in other income on the Statements of Income.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000


                                           2002            2001
                                       ------------    ------------

Investment in loans January 1,         $ 21,002,372    $ 21,357,424

Additions:
Fieldcrest discount amortization              1,452           1,452
                                       ------------    ------------

                                              1,452           1,452
Deductions:
Amortization of equity loans               (192,104)       (200,130)
Collection of principal -Mortgages
                        -Mortenson       (4,587,002)        (49,769)
                        -Windemere          (61,867)        (57,114)
                        -Fieldcrest         (21,839)        (20,016)
                        -Holly Ridge        (34,788)        (29,475)
Collection of principal -Equity Loan
                        -Mortenson*          (8,026)              0
                                       ------------    ------------
                                         (4,905,626)       (356,504)
                                       ------------    ------------

Investment in loans December 31,       $ 16,098,198    $ 21,002,372
                                       ============    ============

* This is the unamortized portion of the Equity Loan and the balance of the $577,885 repaid is included in other income on the Statements of Income.

The Windemere Mortgage is co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III and Holly Ridge II Mortgages are insured by HUD. Mortenson was co-insured by HUD and RMC.

In addition to the interest rate payable during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow, if any, remaining after payment of the permanent loan interest and accrued interest if any, and certain amounts from sales or refinancing proceeds.

The Equity Loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the Developments. The Equity Loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At December 31, 2002, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") mortgage obligations. Windmere has not paid its default interest of approximately $125,000, $88,000 and $126,000 for the years ended December 31, 2002, 2001 and 2000. Hollyridge II has not paid its default interest of approximately $26,000 and $40,000 for the years ended December 31, 2002 and 2001. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $618,000 and $1,165,000 at December 31, 2002 and 2001, respectively.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000

NOTE 4 - Related Parties

The costs incurred to related parties for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                      2002       2001       2000
                                    --------   --------   --------

Partnership management fees (a)     $119,098   $126,368   $126,368
Expense reimbursement (b)             96,313     67,912     72,035
                                    --------   --------   --------

Total general and administrative-
  related parties                   $215,411   $194,280   $198,403
                                    ========   ========   ========


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. The fourth quarter 2002 Partnership management fee was calculated on the reduced asset base due to the repayment of the Mortenson Mortgage Loan and Equity Loan on October 31, 2002. During the years ended December 31, 2002, 2001 and 2000, payments of approximately $126,000, $126,000 and $126,000 were made, respectively. At December 31, 2002 and 2001, a balance of approximately $24,000 and $32,000 were due to the General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management; investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. During the years ended December 31, 2002, 2001 and 2000, payments of approximately $106,000, $41,000 and $83,000 were made, respectively, relating to these costs. As of December 31, 2002 and 2001, the General Partner and its affiliates were due approximately $32,000 and $41,000, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC was a co-insurer in the Mortenson Mortgage. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

NOTE 5 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2002, 2001 and 2000, the account balance exceeded the FDIC limit.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000

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

The following methods/assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash  Equivalents
--------------------------
Fair value is determined to be the carrying value because each class of financial instrument matures in three months or less and does not represent unanticipated credit concerns.

Investments in Loans
--------------------
At December 31, 2002, the estimated carrying value of the Mortgages and Equity Loans approximated fair value. The estimated fair values at December 31, 2002 were based on internal valuations of the three Developments collateralizing these loans. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument which sets forth the terms of a loan. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the loans and the lack of a ready market for such investments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.

NOTE 7 - Quarterly Financial Information (Unaudited)

                               First Quarter       Second Quarter       Third Quarter
                               -------------       --------------       -------------

Fiscal Year 2002
-----------------------

Total Revenue                  $   470,728          $   470,872          $   469,047
Net earnings (loss)                301,322              306,356              289,205

Fiscal Year 2001
-----------------------

Total Revenue                  $   502,401          $   504,329          $   490,541
Net earnings (loss)                395,536              172,563              333,323


NOTE 8 - Subsequent Event

On February 14, 2003, distributions of $6,832,375 and $71,475 were paid to BAC holders and the General Partner, respectively, representing the 2002 fourth quarter distributions.

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

The Registrant, the General Partner and its director and executive officers, and any BACs holder holding more than ten percent of the Registrant's BACs are required to report their initial ownership of such BACs and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors (and ten percent holders) are required by Securities and Exchange Commission regulators to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. The Registrant is not aware of any BACs holders who own more than ten percent of the BACs. During the most recent fiscal year, all of these filing requirements were satisfied by the officers and director of the General Partner on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's director and executive officers or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

CIP Associates Inc.

     Name                                  Position          Position Held Since
----------------                    ---------------------    -------------------

Stephen M. Ross                     Director                         1988

Stuart J. Boesky                    Senior Vice President            1988

Alan P. Hirmes                      Senior Vice President            1988

Glenn F. Hopps                      Treasurer                        1998

Teresa Wicelinski                   Secretary                        1998

STEPHEN M. ROSS, 62, is a Director of the General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. ("Related") in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company ("CharterMac") which is a public company managed by an affiliate of the General Partner.

STUART J. BOESKY, 46, is a Vice President of the General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company and the Board of Directors of Aegis Reality, Inc. ("Aegis"), each of which public companies is managed by an affiliate of the General Partner.

ALAN P. HIRMES, 48, is a Vice President of the General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr.
Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis and Board of Trustees of CharterMac.

GLENN F. HOPPS, 40, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 37, joined Related in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of March 3, 2003, no person was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner owns any Limited Partnership Interests or BACs.

As of March 3, 2003, the director and officers of the General Partner as a group own, in the aggregate, 95.2% of the common stock of CIP Associates Inc.

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

Item 14. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Registrant has evaluated the Registrant's disclosure controls and procedures relating to the Registrant's annual report on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Registrant since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements
         --------------------

         Independent Auditors' Report                                         11

         Statements  of  Financial   Condition
         as of December 31, 2002 and 2001                                     12

         Statements  of  Income  for the years
         ended  December  31,  2002,  2001 and
         2000                                                                 13

         Statements  of Changes  in  Partners'
         Capital   (Deficit)   for  the  years
         ended  December  31,  2002,  2001 and
         2000                                                                 14

         Statements  of  Cash  Flows  for  the
         years ended  December 31, 2002,  2001
         and 2000                                                             15

         Notes to Financial Statements                                        16


(a) 2.   Financial Statement Schedules
         -----------------------------
         All  schedules  have   been   omitted
         because  they  are  not  required  or
         because  the  required information is
         contained in the financial statements
         or notes hereto.

(a) 3.   Exhibits
         -----------

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(10C)    Subordinated  Promissory  Note, dated
         August  31,  1990   with  respect  to
         Mortenson Manor Partnership   (incor-
         porated by reference to Exhibit 10(c)
         in the Registrant's Current Report on
         Form 8-K dated August 31, 1990)

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

(10I)    Subordinated  Promissory Note,  dated
         August  27,  1991  with   respect  to
         Fieldcrest   III   Apartments (incor-
         porated by reference to Exhibit 10(c)
         in the Registrant's Current Report on
         Form 8-K dated August 27, 1991)

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(10L)    Subordinated  Promissory  Note, dated
         March 16, 1993, with respect to Holly
         Ridge  Apartments  in Gresham, Oregon
         (incorporated by reference to Exhibit
         10(c)  in  the  Registrant's  Current
         Report on  Form  8-K  dated March 16,
         1993)

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

99.      Additional Exhibits

(99A)    The Financial Statements of Windemere
         Development,  Inc.,  which  owns  and
         operates  an  apartment complex known
         as  Windemere  at  Tallgrass  located
         in  Wichita, Kansas,  as  required by
         Staff Accounting Bulletin No. 71                                     34

(99B)    The  Financial  statements  of  HR II
         Associates,  which  owns and operates
         an  apartment complex  known as Holly
         Ridge II located in Gresham,  Oregon,
         as  required   by   Staff  Accounting
         Bulletin No 71.                                                      46

(99C)    The Financial  Statements  of  Field-
         crest  Apartments  III,  Ltd.,  which
         owns   and   operates   an  apartment
         complex  known as  Fieldcrest located
         in Dothan, Alabama,  as  required  by
         Staff   Accounting Bulletin No 71.                                   57

(b)      Reports on Form 8-K

         No  reports  on  Form  8-K were filed
         during the last quarter of the period
         covered by this report.

(c)      Exhibits:

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


                           CAPITAL MORTGAGE PLUS L.P.
                                  (Registrant)



                                            By: CIP ASSOCIATES, INC.
                                                General Partner



Date:  March 31, 2003                           By: /s/ Alan P. Hirmes
                                                ----------------------
                                                Alan P. Hirmes
                                                Senior Vice President
                                                (Principal Executive and
                                                Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                         Title                           Date
------------------    -----------------------------------------   --------------


                      Senior Vice President (principal
                      executive and financial officer)
/s/ Alan P. Hirmes    of CIP Associates, Inc.
------------------    (the  General  Partner of the Registrant)   March 31, 2003
Alan P. Hirmes




                      Treasurer(principal accounting
/s/ Glenn F. Hopps    officer) of CIP Associates, Inc.
------------------    (the  General  Partner of the Registrant)   March 31, 2003
Glenn F. Hopps




/s/ Stephen M. Ross   Director  of CIP  Associates, Inc.
-------------------   (the  General  Partner of the  Registrant)  March 31, 2003
Stephen M. Ross

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In  connection  with the  Yearly  Report of  Capital  Mortgage  Plus  L.P.  (the
"Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



/s/ Alan P. Hirmes
-----------------
Alan P. Hirmes
Principal Executive Officer and Principal Financial Officer
March 31, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10K for the period ending December 31, 2002 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such annual statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me by others within the Partnership, particularly during the period in which this annual report is being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the board of directors of the General
          Partner:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                          By: /s/ Alan P. Hirmes
                              --------------------------
                              Alan P. Hirmes
                              Principal Executive Officer and
                              Principal Financial Officer
                              March 31, 2003

                           WINDEMERE DEVELOPMENT, INC

                              Financial Statements
                           December 31, 2002 and 2001





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

                            Statements of Cash Flows

                          Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Windemere Development, Inc.
Wichita, Kansas


     We have audited the accompanying balance sheets of Windemere Development, Inc. (a subchapter S corporation), as of December 31, 2002 and 2001, and the related statements of income, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windemere Development, Inc., as of December 31, 2002 and 2001, and the results of its operations, changes in stockholders' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Peterson, Peterson & Goss L.C.


March 26, 2003

                           WINDEMERE DEVELOPMENT, INC.
                                 Balance Sheets
                           December 31, 2002 and 2001


                                     Assets
                                     ------

                                                                 2002        2001
                                                             ----------   ----------

Current assets:
  Petty cash                                                 $      100   $      100
  Cash in bank and interest-bearing deposits                      5,945       25,937
  Rent receivable                                                   505        2,290
                                                             ----------   ----------
Total current assets                                              6,550       28,327

Deposits held in trust-funded:
  Tenant security deposits                                       26,845       38,913

Restricted deposits and funded reserves:
  Mortgagee escrow deposits                                      78,441       71,236
  Reserve for replacements                                       98,319       67,960
                                                             ----------   ----------
Total deposits                                                  176,760      139,196

Fixed assets:
  Land and special assessments                                  756,956      756,956
  Buildings and improvements                                  7,808,748    7,808,748
  Furniture and equipment                                       185,866      152,823
                                                             ----------   ----------
                                                              8,751,570    8,718,527
  Less accumulated depreciation                               2,194,997    1,982,803
                                                             ----------   ----------
Total fixed assets                                            6,556,573    6,735,724

Other assets:
  Loan costs, net of amortization of $178,491 and $161,943      482,271      498,790
                                                             ----------   ----------

Total                                                        $7,248,999   $7,440,950
                                                             ==========   ==========


                       See notes to financial statements

                           WINDEMERE DEVELOPMENT, INC.
                                 Balance Sheets
                           December 31, 2002 and 2001


                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                                 2002          2001
                                                             -----------    ----------

Current liabilities:
  Accounts payable, trade                                    $     7,280    $    20,063
  Accrued management fee                                         283,614        210,087
  Accrued interest payable                                       710,661        588,205
  Accrued real estate taxes                                       55,122         56,239
  Accrued mortgage insurance                                      28,699         28,930
  Mortgage payable, current portion                               67,015         61,867
  Rent deferred credits                                               --          2,751
                                                             -----------    -----------
Total current liabilities                                      1,152,391        968,142

Deposit liabilities:
  Tenant security deposits                                        28,940         32,330

Long-term liabilities:
  Mortgage payable                                             7,650,574      7,712,441
  Less current portion                                            67,015         61,867
                                                             -----------    -----------
Total long-term liabilities                                    7,583,559      7,650,574

Stockholders' deficit:
  Common stock, authorized 1,000 shares;issued - 1,000 shares      1,000          1,000
  Additional paid-in capital                                     763,420        763,420
  Retained deficit                                            (2,280,311)    (1,974,516)
                                                             -----------    -----------
Total stockholders' deficit                                   (1,515,891)    (1,210,096)
                                                             -----------    -----------

Total                                                        $ 7,248,999    $ 7,440,950
                                                             ===========    ===========

                       See notes to financial statements

                           WINDEMERE DEVELOPMENT, INC.
                              Statements of Income
                     Years Ended December 31, 2002 and 2001


                                      2002           2001
                                  -----------    -----------

Operating income:
  Rental                          $ 1,278,954    $ 1,231,728

Operating expenses:
  Interest                            738,752        814,839
  Mortgage insurance                   57,167         57,647
  Bank charges                            474            389
  Property taxes                      110,245        112,397
  Insurance                            53,782         29,024
  Management fees                      76,679         74,724
  Salaries and wages                   84,436        104,338
  Payroll taxes                        10,360          4,275
  Utilities                            46,727         63,491
  Professional fees                     9,673          9,467
  Repairs and maintenance             130,502         99,280
  Outside services                     12,581             --
  Advertising                          13,661         11,610
  Office supplies and postage           1,836          2,360
  Miscellaneous                         9,410          2,181
  Depreciation and amortization       228,714        228,781
                                  -----------    -----------
Total operating expenses            1,584,999      1,614,803
                                  -----------    -----------

Loss from operations                 (306,045)      (383,075)

Other income (expense):
  Interest and dividends                  395          1,789
  Gain on sale of assets                   --             --
  Unrealized loss on securities          (145)        (7,608)
                                  -----------    -----------
Total other income (expense)              250         (5,819)
                                  -----------    -----------

Net Loss                          $  (305,795)   $  (388,894)
                                  ===========    ===========

                       See notes to financial statements

                           WINDEMERE DEVELOPMENT, INC.
             Statements of Changes in Stockholders' Equity (Deficit)
                     Years Ended December 31, 2002 and 2001


                                      Additional
                          Common        Paid-in       Retained
                          Stock         Capital        Deficit         Total
                       -----------    -----------    -----------    ------------

Balance at
January 1,
  2001                 $     1,000    $   749,569    $(1,585,622)   $  (835,053)

Net Loss                                                (388,894)      (388,894)

Contributed
  capital                                  13,851                        13,851
                       -----------    -----------    -----------    -----------

Balance at
  December 31,
  2001                       1,000        763,420     (1,974,516)    (1,210,096)

Net Loss                                                (305,795)      (305,795)
                       -----------    -----------    -----------    -----------

Balance at
  December 31,
  2002                 $     1,000    $   763,420    $(2,280,311)   $(1,515,891)
                       ===========    ===========    ===========    ===========


                       See notes to financial statements

                           WINDEMERE DEVELOPMENT, INC.
                            Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001


                                                          2002           2001
                                                       -----------    -----------
Cash flows from operating activities:
  Rental receipts                                        1,277,986      1,240,081
  Interest and dividend receipts                               395          1,789
                                                       -----------    -----------

                                                         1,278,381      1,241,870

Administrative                                             (48,052)       (33,893)
Management fees                                             (3,152)        (5,516)
Utilities                                                  (46,727)       (63,491)
Salaries and wages                                        (102,808)      (108,613)
Operating and maintenance                                 (142,868)       (80,105)
Real estate taxes and escrow deposits                     (118,566)      (110,545)
Property insurance                                         (45,769)       (29,024)
Tenant security and other deposits                           8,533        (20,080)
Interest on mortgage                                      (616,296)      (658,510)
Mortgage insurance premium                                 (57,398)       (57,860)
                                                       -----------    -----------
                                                        (1,173,103)    (1,167,637)
Net cash provided by operating activities                  105,278         74,233

Cash flows from investing activities:
  Purchase of property and equipment                       (33,044)       (12,832)
  Deposits into reserve for replacement                    (30,359)       (30,889)
                                                       -----------    -----------
Net cash used in investing activities                      (63,403)       (43,721)

Cash flows from financing activities:
  Mortgage principal payments                              (61,867)       (57,114)
  Capital contributed                                           --         13,851
                                                       -----------    -----------
Net cash used in financing activities                      (61,867)       (43,263)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       (19,992)       (12,751)

Cash and cash equivalents, beginning of year                26,037         38,788
                                                       -----------    -----------

Cash and cash equivalents, end of year                 $     6,045    $    26,037
                                                       ===========    ===========


                       See notes to financial statements

                           WINDEMERE DEVELOPMENT, INC.
                            Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001


                                                             2002         2001
                                                           ---------    ---------

Cash flows from operating activities:
  Net loss                                                 $(305,795)   $(388,894)

Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                              228,714      228,781
  Unrealized loss on securities                                  145        7,608
  (Increase) decrease in rent receivable                       1,785       11,875
  (Increase) decrease in cash restricted for tenant
   security deposits                                          11,923      (21,210)
  Increase in mortgagee escrow deposits                       (7,205)      (1,723)
  Increase (decrease) in accounts payable                    (12,783)      11,290
  Increase (decrease) in accrued liabilities                 194,635      228,898
  Increase (decrease) in tenant security deposits             (3,390)       1,130
  Decrease in deferred revenue                                (2,751)      (3,522)
                                                           ---------    ---------

Net cash provided by operating activities                  $ 105,278    $  74,233
                                                           =========    =========


                       See notes to financial statements

                           WINDEMERE DEVELOPMENT, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

1.   Summary of Significant Accounting Policies

     Method of Accounting
     --------------------

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

                           WINDEMERE DEVELOPMENT, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

1.   Summary of Significant Accounting Policies (continued)

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Advertising
     -----------

     The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $13,661 and $11,610 for the years ended December 31, 2002 and 2001, respectively.

2.   Restricted Deposits and Funded Reserves

     The Company has deposited with the lender the following amounts:


                                                            2002          2001
                                                           -------       -------
        Mortgagee escrow deposits
        -------------------------
        Mortgage and Property Insurance,
        Real estate taxes and special assessments          $78,441       $71,236
                                                           =======       =======


     An evaluation of the adequacy of certain escrows is as follows:

     Estimated amount required as of December 31, 2002 and 2001 for future payment of:


                                                            2002          2001
                                                           -------       -------
        Property insurance                                 $18,775       $16,875
        Mortgage insurance                                  38,265        38,574
                                                           -------       -------
                                                            57,040        55,449
        Total confirmed by mortgagee                        78,441        71,236
                                                           -------       -------
        Amount on deposit in excess of
          estimated requirements                           $21,401       $15,787
                                                           =======       =======

3.   Tenant Security Deposits and Funded Reserves

     Tenant security deposits are held in a separate account in the name of the project. The total held in the account is $2,096 more than the deposits held for tenants. The account consists of interest bearing deposits and a mutual fund that has been adjusted to market value at December 31, 2002.

                           WINDEMERE DEVELOPMENT, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

4.   Reserve for Replacements

     In accordance with the provisions of the Regulatory Agreement restricted cash is held by the mortgagee to be used for replacement of property with the approval of HUD as follows:


                                                          2002             2001
                                                         -------         -------

        Balance at beginning of year                     $67,960         $37,071
        Monthly deposits                                  30,031          30,031
        Withdrawal                                          --              --
                                                         -------         -------
                                                          97,991          67,102
        Interest earned                                      328             858
                                                         -------         -------
        Balance confirmed by mortgagee                   $98,319         $67,960
                                                         =======         =======

5. Long-Term Liabilities

     Long-term debt at December 31, 2002 and 2001 consisted of the following obligations:


                                                                 2002         2001
                                                              ----------   ----------
     Mortgage  loan  payable in  monthly installments of
     $56,514 including interest at 8.02% and  principal.
     The  loan  is due May 1, 2032 and is  secured  by a
     first  mortgage  on the  land  and  buildings.  The
     debt  also  includes  a  subordinated    promissory
     note which provides that additional interest  shall
     be  payable  semiannually  in an amount  that  will
     provide  a  maximum cumulative yield (uncompounded)
     of  10.70%  on the principal amount of the mortgage
     loan outstanding.  The amounts for the years ending
     December  31,  2002  and  2001  were  $122,869  and
     $125,542  respectively  (at 1.60%) and are included
     in accrued interest payable.

     The  subordinated  promissory note is secured  by a
     second mortgage on the land and buildings.               $7,650,574   $7,712,441

     Less current portion                                         67,015       61,867
                                                              ----------   ----------
                                                              $7,583,559   $7,650,574
                                                              ==========   ==========

                           WINDEMERE DEVELOPMENT, INC.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

5. Long-Term Liabilities (continued)

     Maturities of debt are as follows:

                                                         2002         2001
                                                      ----------   ----------
         2002                                         $       --   $   61,867
         2003                                             67,015       67,015
         2004                                             72,592       72,592
         2005                                             78,633       78,633
         2006                                             85,176       85,176
         2007                                             92,264       92,264
         Later years                                   7,254,894    7,254,894
                                                      ----------   ----------
                                                      $7,650,574   $7,712,441
                                                      ==========   ==========


6.   Accrued Real Estate Taxes

     Accrued real estate taxes at December 31, 2002 consist of the following:

     Description     Basis for          Period                          Amount
       of Tax         Accrual          Covered         Due Date         Accrued
     -----------    ------------     ------------    -------------      --------
     Real estate    Second-half      January 1 to    June 20, 2003       $55,122
     taxes and      due for 2002     December 31
     special
     assessments

7.   Related Party Transactions

     Gaddis Properties, Inc., a related entity controlled by Jerry A. Gaddis, manages the Apartments. Under the terms of the management agreement with Gaddis Properties, Inc., a management fee not in excess of 6% of cash basis rental revenue, is payable monthly for management services. The total management fees earned in 2002 were $76,679.

     The following summarizes other related party transactions for 2002:


     Related Party               Classification                Amount
     -------------             ------------------           -----------

     Carolyn Gaddis            Salaries and wages                13,115
     Doug Gaddis               Salaries and wages                 2,500
                                                            -----------
        Total                                               $    15,615
                                                            ===========


8.   Operations

     The project has incurred increasing accrual basis operating losses over the last two years. Management has maintained positive cash flow by deferring payment of management fees and reducing salaries. Occupancy rates have increased slightly during the year. Management has also been researching lower rate financing for the project. The accrued management fees in the amount of $283,614 are not expected to require payment during the next year. Based on terms in the loan agreement, $659,529 of the accrued interest payable will not require payment until the project generates excess cash flow.

                                 HRII ASSOCIATES

                   Financial Statements and Supplemental Data

                           December 31, 2002 and 2001

[Hansen, Bradshaw, Malmrose & Erickson Letterhead]

To the Owners of
HRII Associates


We have audited the accompanying balance sheets of HRII Associates (the Partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRII Associates as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development we have also issued a report dated February 17, 2003, on our consideration of the Project's internal controls, and reports dated February 17, 2003, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 18 to 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Hansen, Bradshaw, Malmrose & Erickson

February 17, 2003

                                 HRII ASSOCIATES

                                 Balance Sheets

                           December 31, 2002 and 2001



                                                       2002             2001
                                                   -----------       -----------
Assets
------

Cash and cash equivalents                          $   145,926       $   200,452
Tenant accounts receivable, net of allowance for
   doubtful accounts of $13,356 in 2002 and 2001         6,313            15,780
Prepaid expenses                                        83,171            78,372
Restricted deposits (note 3)                           246,493           218,247
Land, buildings and equipment (notes 1,4)            3,789,815         3,903,105
Loan costs, net of accumulated amortization
   of $61,382 (note 1)                                 220,559           227,608
                                                   -----------       -----------

Total assets                                       $ 4,492,277       $ 4,643,564
                                                   ===========       ===========

Liabilities and Partners' Deficit
---------------------------------

Accounts payable                                   $     5,267       $     3,283
Accrued liabilities                                    101,645           131,687
Related party payable                                    8,133             8,133
Mortgage note payable (note 5)                       5,107,627         5,139,848
Note payable (note 5)                                   71,012            80,835
Tenant security deposits (note 1)                       26,452            31,973
Prepaid revenue (note 1)                                 1,360             3,236
Equity loan (note 6)                                   684,400           684,400
                                                   -----------       -----------

Total liabilities                                    6,005,896         6,083,395

Partners' deficit                                   (1,513,619)       (1,439,831)
                                                   -----------       -----------

Total liabilities and partners' deficit            $ 4,492,277       $ 4,643,564
                                                   ===========       ===========



The accompanying notes are an integral part of these financial statements.

                                 HRII ASSOCIATES

                 Statements of Operations and Partners' Deficit

                 For the Years Ended December 31, 2002 and 2001


                                            2002           2001
                                         -----------    -----------

Revenues:
Rent                                     $ 1,091,395    $ 1,110,419
Other                                         50,987         47,177
                                         -----------    -----------

                                           1,142,382      1,157,596
                                         -----------    -----------
Operating expenses:
Administrative                               226,879        199,575
Utilities                                     99,362         94,311
Operating and maintenance                    118,821        158,901
Taxes and insurance                          143,716        138,831
Depreciation and amortization (note 1)       145,704        143,386
                                         -----------    -----------

                                             734,482        735,004
                                         -----------    -----------

   Income from operations                    407,900        422,592
                                         -----------    -----------

Other income (expense):
Interest income                                3,556          6,497
Interest expense                            (442,960)      (517,851)
                                         -----------    -----------

   Total other expense                      (439,404)      (511,354)
                                         -----------    -----------

   Net loss                                  (31,504)       (88,762)

Partners' deficit beginning of year       (1,439,831)    (1,348,951)

Distributions to partners                    (42,284)        (2,118)
                                         -----------    -----------

Partners' deficit end of year            $(1,513,619)   $(1,439,831)
                                         ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                 HRII ASSOCIATES

                            Statements of Cash Flows

                 For the Years Ended December 31, 2002 and 2001


                                                             2002          2001
                                                         -----------    -----------

Cash flows from operating activities:
Rental receipts                                          $ 1,098,986    $ 1,101,287
Interest receipts                                              3,556          6,497
Other receipts                                                50,987         47,177
                                                         -----------    -----------
                                                           1,153,529      1,154,961

Administrative                                              (133,577)      (103,287)
Management fees                                              (44,443)       (46,682)
Utilities                                                    (99,362)       (94,311)
Salaries and wages                                           (96,048)       (93,198)
Operating and maintenance                                    (73,901)      (111,528)
Real estate taxes and escrow deposits                       (107,048)      (102,729)
Property insurance                                           (11,204)       (10,285)
Mortgage insurance premium                                   (25,465)       (25,817)
Interest on mortgage                                        (453,203)      (507,856)
Tenant security deposits                                      (3,159)        (2,648)
Interest expense - other loans                               (20,344)       (92,020)
                                                         -----------    -----------

   Net cash provided (used) by operating activities           85,775        (35,400)
                                                         -----------    -----------

Cash flows from investing activities:
Reduction in (deposits to) mortgage escrow                    (9,192)         6,742
Deposits to replacement reserve                              (21,416)       (22,865)
Purchase of property and equipment                           (25,365)            --
Reduction in operating reserve                                    --         82,362
                                                         -----------    -----------
   Net cash provided by (used in) investing activities       (55,973)        66,239
                                                         -----------    -----------

Cash flows from financing activities:
Principal payments on long-term debt                         (32,221)       (29,864)
Distributions to partners                                    (42,284)        (2,118)
Increase (decrease) in note payable                           (9,823)        (9,258)
                                                         -----------    -----------

   Net cash used in financing activities                     (84,328)       (41,240)
                                                         -----------    -----------

   Net increase (decrease) in cash                           (54,526)       (10,401)

Cash and cash equivalents, beginning of year                 200,452        210,853
                                                         -----------    -----------

Cash and cash equivalents, end of year                   $   145,926    $   200,452
                                                         ===========    ===========

                                 HRII ASSOCIATES

                 For the Years Ended December 31, 2002 and 2001



                                                            2002         2001
                                                         ---------    ----------

Cash flows from operating activities:
Net loss                                                 $ (31,504)   $ (88,762)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                              145,704      143,386
Decrease (increase) in tenant accounts receivable, net       9,467       (7,443)
Increase in miscellaneous prepaid expenses                  (4,799)      (2,379)
Decrease (increase) in restricted security deposits          2,362          (22)
Increase (decrease) in accounts payable                      1,984         (697)
Decrease in accrued liabilities                            (30,042)     (82,297)
Increase in related party payable                               --        7,129
Decrease in tenant security deposits liability              (5,521)      (2,626)
Decrease in prepaid revenue                                 (1,876)      (1,689)
                                                         ---------    ---------

   Net cash provided (used) by operating activities      $  85,775    $ (35,400)
                                                         =========    =========


The accompanying notes are an integral part of these financial statements.

                                 HRII ASSOCIATES

                        Notes to the Financial Statements

                           December 31, 2002 and 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Business Organization
     ---------------------
          HRII Associates (HUD Project No. 126-35216) (the Partnership) is a Utah Limited Partnership, which was organized in 1989. The Project consists of 144 units in apartment buildings in Gresham, Oregon. The apartment complex is financed with a loan which is insured by the U.S. Department of Housing and Urban Development (HUD), under Section 221(d)(4) of the National Housing Act (HUD Project No. 126-35216). The Partnership's operating methods are regulated by HUD under the terms of a regulatory agreement.

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

     Cash and Cash Equivalents
     -------------------------

          For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments with an original maturity of three month\ or less to be cash equivalents.

                                 HRII ASSOCIATES

                        Notes to the Financial Statements

                           December 31, 2002 and 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

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

     Cost Allocation
     ---------------

          On March 1, 1993, the Partnership entered into a cross easement agreement with Holly Ridge Associates, an entity that owns Phase I of Holly Ridge. Holly Ridge Phase I is located on property adjacent to the Phase II property. The two phases share common amenities such as the exercise facilities, sauna, tanning beds, swimming pools, tennis courts, maintenance building, etc. In addition, the same management company (The Stoddard Group, L.L.C.) manages both projects. Under the terms of the agreement, joint costs of the two phases are allocated based on the number of units in each phase.

     Management Fee
     --------------

          The Partnership paid a management fee equal to 4% of defined gross revenues.

                                 HRII ASSOCIATES

                        Notes to the Financial Statements

                           December 31, 2002 and 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

     Income Taxes
     ------------
          Under tax law provisions, the Partnership does not pay income taxes on its income. Instead, the income or loss of the Partnership is allocated to the partners, and the partners are responsible for any income taxes related to their share of allocated income.

     Financial Instruments
     ---------------------

          None of the Partnership's financial instruments are held for trading purposes. The Partnership estimates that the fair value of all financial instruments at December 31, 2002 and 2001, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Partnership using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange.

2.   RELATED PARTY TRANSACTIONS
     --------------------------

          A general partner of HRII Associates also owns The Stoddard Group, L.L.C. (Stoddard). Stoddard provides services for the Partnership, which include accounting services and management functions. The management fee expensed to Stoddard for the year ended December 31, 2002 was $44,443 ($46,682 in 2001). In addition, $121,153 was paid to Stoddard in 2002 to reimburse costs of payroll, payroll taxes and workman's compensation insurance for their employees who provide on-site labor to the Project ($120,273 in 2001).

          Accrued workman's compensation and payroll taxes of $5,514 at December 31, 2002 represents a payable to Stoddard ($4,970 in 2001).

3.   RESTRICTED DEPOSITS
     -------------------

          Restricted deposits consist of the following at December 31, 2002:

              Property tax and insurance escrow                       $   32,534
              Replacement reserve escrow                                 181,532
              Tenant security deposits                                    32,427
                                                                      ----------

                                                                      $  246,493
                                                                      ==========

                                 HRII ASSOCIATES

                        Notes to the Financial Statements

                           December 31, 2002 and 2001

4.   LAND, BUILDING AND EQUIPMENT
     ----------------------------
          Land, buildings and equipment consist of the following:

                                                           2002          2001
                                                       ------------  -----------

          Land and land improvements                   $    242,044  $    242,044
          Buildings                                       4,643,591     4,627,115
          Furniture for tenant use                          303,447       295,312
          Office furniture and equipment                      5,981         5,226
                                                       ------------  ------------
          Less: accumulated depreciation                 (1,405,248)   (1,266,592)
                                                       ------------  ------------

                                                       $  3,789,815   $ 3,903,105
                                                       ============  ============

5.   MORTGAGE PAYABLE AND NOTE PAYABLE
     ---------------------------------

          The HUD insured mortgage note is payable to a financial institution in monthly installments of $37,921 including interest at 8.25%. The loan is secured by the apartment complex and matures on August 1, 2034.

          The Partnership has a note payable to a corporation due in semi-annual installments of $7,130, including interest at 6%. The loan matures on September 1, 2005. The loan balance at December 31, 2002 includes accrued interest of $1,385 ($1,576 in 2001).

          Future maturities over the next five years are as follows:


          Year Ending December 31
          -----------------------

               2003                                                  $    45,646
               2004                                                       49,260
               2005                                                       91,055
               2006                                                       45,075
               2007                                                       48,938
               Thereafter                                              4,898,665
                                                                     -----------
                                                                     $ 5,178,639
                                                                     ===========

                                 HRII ASSOCIATES

                        Notes to the Financial Statements

                           December 31, 2002 and 2001

6.   EQUITY LOAN
     -----------

          The Partnership also has an equity loan payable to a financial institution payable upon maturity of the HUD insured mortgage in the amount of $684,400. This is a non-interest equity loan. The Partnership also has a Subordinated Promissory Note payable to a financial institution related to both the mortgage loan and the equity loan. This note requires additional interest payments based on the outstanding balance of the mortgage note to assure an annual yield of 9.89%. The total amount of interest payable related to this loan at December 31, 2002 was $61,015 ($91,380 in 2001).

7.   COMMITMENT AND CONTINGENCY
     --------------------------

          The Partnership entered into an agreement in March 1993 with an entity which provided funds for certain costs in connection with the construction of the Project. Under the terms of the agreement, HRII Associates is obligated to pay additional interest amounts to this entity from the proceeds of events such as sale or refinancing of the Project.

8.   ALLOWABLE DISTRIBUTIONS TO PARTNERS
     -----------------------------------

          Under the HUD regulatory agreement for Section 221(d)(4) projects, distributions to partners from funds provided by rental operations are allowed, provided: 1) surplus cash, as defined by HUD, is available for such purposes, 2) the project is in compliance with all outstanding notices of requirements for proper maintenance and 3) there is no default under the regulatory agreement or under the mortgage note. For the year ended December 31, 2002, surplus cash was $54,066 ($88,811 in 2001).

                         FIELDCREST APARTMENTS III, LTD.
                          HUD PROJECT NUMBER 062-35425


                              FINANCIAL STATEMENTS
                              AND SUPPLEMENTAL DATA

                                DECEMBER 31, 2002



















                            KENMORE AND COMPANY, P.C.
                          Certified Public Accountants
                               Montgomery, Alabama

                         FIELDCREST APARTMENTS III, LTD.


                                TABLE OF CONTENTS


Independent Auditor's Report                                                                              3

Financial Statements:
                  Balance Sheet                                                                           4

                  Statement of Profit and Loss (Hud Form No. 92410)                                       6

                  Statement of Changes in Partners' Deficit                                               8

                  Statement of Cash Flows                                                                 9

                  Notes to Financial Statements                                                          11

Supplemental Information:
                  Supplemental Data Required by HUD                                                      15

Independent Auditor's Report on Internal Control                                                         18

Independent Auditor's Report on Compliance with Specific Requirements Applicable to Major HUD Programs   20

Independent Auditor's Report on Compliance with Specific Requirements Applicable to Affirmative Fair
   Housing and  Non-Discrimination                                                                       21

Schedule of Findings and Questioned Costs                                                                22

Auditor's Comments on Audit Resolution Matters Related to the HUD Programs                               23

Certification of Partners                                                                                24

Management Agent's Certification                                                                         25

                          INDEPENDENT AUDITOR'S REPORT


To The Partners of
Fieldcrest Apartments III, LTD.

We have audited the accompanying balance sheet of Fieldcrest Apartments III, LTD., HUD Project No. 062-35425, as of December 31, 2002, and the related statements of income, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fieldcrest Apartments III, LTD. as of December 31, 2002, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 8, 2003, on our consideration of Fieldcrest Apartments III, LTD.'s internal control, and reports dated March 8, 2003, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits  were  conducted  for the  purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 15 to 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Fieldcrest Apartments III, LTD.. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Kenmore & Company, P.C.

KENMORE & COMPANY, P.C.
Montgomery, Alabama
March 8, 2003

                         FIELDCREST APARTMENTS III, LTD.

                          HUD Project Number 062-35425
                                  BALANCE SHEET
                                December 31, 2002

                                     ASSETS


Current Assets:
        1120 Cash - Operations                                   $       904
        1130 Tenant Accounts Receivable                                4,071
        1200 Miscellaneous Prepaid Expenses                           32,735
                                                                 -----------
             Total Current Assets                                     37,710

Deposits Held in Trust:
        1191 Tenant Security Deposits                                 24,380

Restricted Deposits and Funded Reserves:
        1310 Mortgage Escrow Deposits                                 34,144
        1320 Reserve for Replacements                                 59,589
                                                                 -----------

             Total Restricted Deposits and Funded Reserves            93,733

Property and Equipment (at Cost):
        1410 Land                                                    151,750
        1420 Buildings                                             3,273,721
        1440 Building Equipment (Portable)                           127,476
                                                                 -----------

             Total Fixed Assets                                    3,552,947

        1495 Less Accumulated Depreciation                        (1,429,804)
                                                                 -----------

                   Net Property and Equipment                      2,123,143

Other Assets (at Cost):
        1520 Intangible Assets                                       141,068

             Total Assets                                        $ 2,420,034
                                                                 ===========

                         FIELDCREST APARTMENTS III, LTD.

                          HUD Project Number 062-35425
                            BALANCE SHEET - CONTINUED
                                December 31, 2002


                        LIABILITIES AND PARTNERS' DEFICIT

Current Liabilities:
        2110 Accounts Payable - Operations                       $    30,144
        2123 Accrued Management Fee                                    7,800
        2131 Accrued Interest Payable - First Mortgage                69,606
        2150 Accrued Property Taxes                                    4,881
        2173 Loan-Related Company                                     28,000
        2170 Mortgage Payable - Current Portion                       23,829
                                                                 -----------

             Total Current Liabilities                               164,260

Deposits and Prepayment Liabilities:
        2191 Tenant Security Deposits                                 24,080

Long-Term Liabilities:
        2310 Note Payable - Equity Loan                              383,300
        2320 Mortgage Payable, Net of Current Maturities           3,163,777
                                                                 -----------

             Total Long-Term Liabilities                           3,547,077
                                                                 -----------

             Total Liabilities                                     3,735,417

        3130 Partners' Deficit                                    (1,315,383)
                                                                 -----------

             Total Liabilities and Partners' Deficit             $ 2,420,034
                                                                 ===========


                        See notes to financial statements


Statement of                                           U.S.  Department of Housing
Profit and Loss                                        and Urban  Development
                                                       Office of Housing                   OMB Approval No. 2502-
                                                       Federal Housing  Commissioner       0052 (Exp. 1/31/95)
-----------------------------------------------------------------------------------------------------------------
Public  Reporting  Burden for this  collection  of  information  is  estimated to average 1.0 hours per response, including the time for reviewing  instructions, searching existing data  sources,  gathering and maintaining the data needed, and completing  and  reviewing  the  collection  information.  Send comments  regarding  this burden estimate or any other  aspect  of  this  collection  of  information, including  suggestions  for  reducing  this burden,  to the Reports  Management Officer,  Office of infor.  Policies and Systems, U.S. Department of  Housing and Urban Development,  Washington,  D.C. 20410-3600  and  to  the Office  of  Management  and  Budget, Paperwork
Reduction Project (2502-0052),  Washington, D.C. 20503. Do not send this completed to either of these addresses.
-----------------------------------------------------------------------------------------------------------------
For Month/Period                                       Project Number            Project Name
Beginning:                     Ending:

    January 1, 2002            December 31, 2002       062-35425                 Fieldcrest Apartments III, LTD.
-----------------------------------------------------------------------------------------------------------------
Part 1             Description of Account                            Acct. No.      Amount *
-----------------------------------------------------------------------------------------------------------------
                   Rent Revenue-Gross Potential                        5120        $  729,940
                   ----------------------------------------------------------------------------------------------
                   Tenant Assistance Payments                          5121
                   ----------------------------------------------------------------------------------------------
 Rental            Stores and Commercial                               5140
 Income            ----------------------------------------------------------------------------------------------
                   Garage and Parking Spaces                           5170
                   ----------------------------------------------------------------------------------------------
     5100          Flexible Subsidy Income                             5180
                   ----------------------------------------------------------------------------------------------
                   Miscellaneous (specify)                             5190
                   ----------------------------------------------------------------------------------------------
                   Excess Rent                                         5191
                   ----------------------------------------------------------------------------------------------
                   Rent Revenue/Insurance                              5192
                   ----------------------------------------------------------------------------------------------
                   Special Claims Revenue                              5193
                   ----------------------------------------------------------------------------------------------
                   Retained Excess Income                              5194
                   ----------------------------------------------------------------------------------------------
                   Total Rent Revenue Potential at 100%
                      Occupancy                                        5100T                      $       729,940
-----------------------------------------------------------------------------------------------------------------
                   Apartments                                          5220        $ (148,701)
                   ----------------------------------------------------------------------------------------------
Vacancies          Stores and Commercial                               5240
                   ----------------------------------------------------------------------------------------------
     5200          Rental Concessions                                  5250
                   ----------------------------------------------------------------------------------------------
                   Garage and Parking Spaces                           5270
                   ----------------------------------------------------------------------------------------------
                   Miscellaneous (specify)                             5290
                   ----------------------------------------------------------------------------------------------
                   Total Vacancies                                     5200T                      $      (148,701)
                   ----------------------------------------------------------------------------------------------
                   Net Rental Revenue Rent Revenue Less
                      Vacancies                                        5152N                      $       581,239
-----------------------------------------------------------------------------------------------------------------
                   Elderly and Congregate Services
                     Income - 5300 Total Service Income
                     (Schedule Attached)                               5300                       $
-----------------------------------------------------------------------------------------------------------------
                   Interest Income-Project Operations                  5410        $       75
                   ----------------------------------------------------------------------------------------------
Financial          Income from Investments-Residual
Revenue               Receipts                                         5430
                   ----------------------------------------------------------------------------------------------
                   Income from Investments-Reserve
                      for Replacement                                  5440               233
                   ----------------------------------------------------------------------------------------------
     5400          Income from Investments-Miscellaneous               5490
                   ----------------------------------------------------------------------------------------------
                   Total Financial Revenue                             5400T                      $           308
-----------------------------------------------------------------------------------------------------------------
                   Laundry and Vending                                 5910        $
                   ----------------------------------------------------------------------------------------------
Other              Tenant Charges                                      5920            20,222
Revenue            ----------------------------------------------------------------------------------------------
                   Other Revenue (specify)                             5990               670
                   ----------------------------------------------------------------------------------------------
     5900          Total Other Revenue                                 5900T                      $        20,892
                   ----------------------------------------------------------------------------------------------
                   Total Revenue                                       5000T                      $       602,439
-----------------------------------------------------------------------------------------------------------------
                   Conventions & Meetings                              6203        $
                   ----------------------------------------------------------------------------------------------
                   Management Consultants                              6204
                   ----------------------------------------------------------------------------------------------
                   Advertising & Marketing                             6210            12,859
                   ----------------------------------------------------------------------------------------------
                   Other Renting Expense                               6250               643
                   ----------------------------------------------------------------------------------------------
                   Office Salaries                                     6310            19,471
                   ----------------------------------------------------------------------------------------------
                   Office Expenses                                     6311             8,421
                   ----------------------------------------------------------------------------------------------
                   Office or Model Apartment Rent                      6312
                   ----------------------------------------------------------------------------------------------
Adminis-           Management Fee                                      6320            29,367
 trative           ----------------------------------------------------------------------------------------------
Expenses           Manager or Superintendent Salaries                  6330            22,762
                   ----------------------------------------------------------------------------------------------
6200/6300          Administrative Rent Free Unit                       6331            10,795
                   ----------------------------------------------------------------------------------------------
                   Legal Expenses (Project)                            6340             1,512
                   ----------------------------------------------------------------------------------------------
                   Auditing Expenses (Project)                         6350             3,400
                   ----------------------------------------------------------------------------------------------
                   Bookkeeping Fees/Accounting Services                6351
                   ----------------------------------------------------------------------------------------------
                   Bad Debts                                           6370             8,234
                   ----------------------------------------------------------------------------------------------
                   Miscellaneous Administrative Expenses
                      (specify)                                        6390             3,243
                   ----------------------------------------------------------------------------------------------
                   Total Administrative Expenses                       6263T                      $       120,707
-----------------------------------------------------------------------------------------------------------------
                   Fuel Oil/Coal                                       6420        $
                   ----------------------------------------------------------------------------------------------
Utilities          Electricity (Light and Misc. Power)                 6450            14,030
Expenses           ----------------------------------------------------------------------------------------------
                   Water                                               6451            15,181
                   ----------------------------------------------------------------------------------------------
     6400          Gas                                                 6452
                   ----------------------------------------------------------------------------------------------
                   Sewer                                               6453
                   ----------------------------------------------------------------------------------------------
                   Total Utilities Expense                             6400T                      $        29,211
-----------------------------------------------------------------------------------------------------------------
* All amounts  must be rounded to                  Page 1 of 2                               form HUD-92410 (7/91)
the nearest dollar; $.50 and                                                                 Ref. HB 4370.2
over, round up - $.49 and below,
round down

Statement of                                           U.S.  Department of Housing
Profit and Loss                                        and Urban  Development
                                                       Office of Housing                   OMB Approval No. 2502-
                                                       Federal Housing  Commissioner       0052 (Exp. 1/31/95)
-----------------------------------------------------------------------------------------------------------------
                    Payroll                                             6510       $  41,012
                   ----------------------------------------------------------------------------------------------
                    Supplies                                            6515          48,191
                   ----------------------------------------------------------------------------------------------
                    Contracts                                           6520          59,881
                   ----------------------------------------------------------------------------------------------
                    Operating & Maintenance Rent Free Unit              6521
                   ----------------------------------------------------------------------------------------------
Operating and       Garbage and Trash Removal                           6525           6,436
                   ----------------------------------------------------------------------------------------------
Maintenance         Security Payroll/Contract                           6530              22
                   ----------------------------------------------------------------------------------------------
Expenses            Security Rent Free Unit                             6531
                   ----------------------------------------------------------------------------------------------
6500                Heating/Cooling Repairs and Maintenance             6546             969
                   ----------------------------------------------------------------------------------------------
                    Snow Removal                                        6548
                   ----------------------------------------------------------------------------------------------
                    Vehicle & Maintenance Equipment Operation & Repair  6570
                   ----------------------------------------------------------------------------------------------
                    Miscellaneous Operating & Maintenance Exp.          6590             440
                   ----------------------------------------------------------------------------------------------
                    Total Operating & Maintenance Expenses              6500T                     $       156,951
-----------------------------------------------------------------------------------------------------------------
                    Real Estate Taxes                                   6710      $   18,981
                   ----------------------------------------------------------------------------------------------
                    Payroll Taxes (FICA)                                6711           6,072
                   ----------------------------------------------------------------------------------------------
Taxes               Property and Liability Insurance (Hazard)           6720          31,275
                   ----------------------------------------------------------------------------------------------
And                 Fidelity Bond Insurance                             6721
                   ----------------------------------------------------------------------------------------------
Insurance           Workmen's Compensation                              6722           4,779
                   ----------------------------------------------------------------------------------------------
6700                Health Insurance & Other Employee Benefits          6723           9,774

                   ----------------------------------------------------------------------------------------------
                    Miscellaneous Taxes, Licenses,  Permits &
                    Insurance                                           6790             249
                   ----------------------------------------------------------------------------------------------
                    Total Taxes and Insurance                           6700T                     $        71,130
-----------------------------------------------------------------------------------------------------------------
                    Interest on Mortgage Payable                        6820       $ 279,981
                   ----------------------------------------------------------------------------------------------
Financial           Interest on Notes Payable (Long-Term)               6830
                   ----------------------------------------------------------------------------------------------
Expenses            Interest on Notes Payable (Short-Term)              6840
                   ----------------------------------------------------------------------------------------------
6800                Mortgage insurance Premium/Service Charge           6850          15,978
                   ----------------------------------------------------------------------------------------------
                    Miscellaneous Financial Expenses                    6890
                   ----------------------------------------------------------------------------------------------
                    Total Financial Expenses                            6800T                     $       295,959
-----------------------------------------------------------------------------------------------------------------
Elderly &           Nursing   Homes/Assisted   Living/Board  &          6900                      $
                    Care/Other Elderly Care Exp
                   ----------------------------------------------------------------------------------------------
Congregate          Total Cost of Operations before Depreciation        6000T                     $       673,958
                   ----------------------------------------------------------------------------------------------
Service            Profit (Loss) before Depreciation                    5060T                     $       (71,519)
                   ----------------------------------------------------------------------------------------------
Expenses            Depreciation (Total) - 6600 (specify)               6600                      $       120,521
                   ----------------------------------------------------------------------------------------------
6900                Amortization Expense                                6610                      $         4,768
                   ----------------------------------------------------------------------------------------------
                    Operating Profit of (Loss)                          5060N                     $      (196,808)
-----------------------------------------------------------------------------------------------------------------
                    Officer Salaries                                    7110       $
                   ----------------------------------------------------------------------------------------------
                    Legal Expenses (Entity)                             7120
                   ----------------------------------------------------------------------------------------------
Corporate or        Federal, State & Other Income Taxes                 7130
                   ----------------------------------------------------------------------------------------------
Mortgagor           Interest Income                                     7140
                   ----------------------------------------------------------------------------------------------
Entity              Interest on Notes Payable                           7141
                   ----------------------------------------------------------------------------------------------
Expenses            Interest on Mortgage Payable                        7142
                   ----------------------------------------------------------------------------------------------
7100                Other Expenses (Entity)                             7190         (46,363)
                   ----------------------------------------------------------------------------------------------
                    Total Corporate Expenses                            7100T                     $       (46,363)
                   ----------------------------------------------------------------------------------------------
                   Net Profit or (Loss)                                  3250                     $      (243,171)
-----------------------------------------------------------------------------------------------------------------
Warning:  HUD will prosecute  false claims and stmts.  Conviction may result in criminal  and/or civil  penalties.
(18 U.S.C. 1001, 1010, 1012: 31 U.S.C. 3729, 3802)

Miscellaneous or other Income and Expense  Sub-account  Groups.  If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390,6590,6729)

6890, and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
-----------------------------------------------------------------------------------------------------------------
Part II
-----------------------------------------------------------------------------------------------------------------
1. Total principal payments required under the mortgage, even if payments under a Workout         $        21,840
   Agreement are less or more than those required under the mortgage.
-----------------------------------------------------------------------------------------------------------------
2. Replacement Reserve deposits required by the Regulatory Agreement or Amendments thereto,       $        19,366
   even if payments may be temporarily suspended or waived.
-----------------------------------------------------------------------------------------------------------------
3. Replacement or Painting Reserve releases which are included as expense items                   $        38,242
   on this Profit and Loss Statement
-----------------------------------------------------------------------------------------------------------------
4. Project  Improvement  Reserve  Releases under the Flexible Subsidy Program that are
   included as expense items on this Profit and Loss Statement.                                   $             0
-----------------------------------------------------------------------------------------------------------------
                                                   Page 2 of 2                               form HUD-92410 (7/91)
                                                                                             Ref. HB 4370.2

                       See notes to financial statements.

                         FIELDCREST APARTMENTS III, LTD.

                          HUD Project Number 062-35425
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                      For the year ended December 31, 2002



Balance, Beginning of Year                                         $(1,118,619)

 Net Income (Loss)                                                    (243,171)

 Capital Contributions                                                  46,407
                                                                   -----------

Balance, End of Year                                               $(1,315,383)
                                                                   ===========

                        See notes to financial statements

                         FIELDCREST APARTMENTS III, LTD.

                          HUD Project Number 062-35425
                             STATEMENT OF CASH FLOWS
                      For the year ended December 31, 2002



Cash Flows From Operating Activities:
 Rental Receipts                                                   $   560,923
 Interest Receipts                                                         308
 Other Receipts                                                         20,892
                                                                   -----------

                                                                       582,123

 Administrative                                                        (30,530)
 Management Fees                                                       (23,702)
 Utilities                                                             (29,597)
 Salaries                                                              (70,092)
 Operating and Maintenance                                            (110,374)
 Real Estate Taxes                                                     (19,523)
 Property Insurance                                                    (56,049)
 Miscellaneous Taxes and Insurance                                     (18,237)
 Tenant Security Deposits                                                3,489
 Interest on Mortgage                                                 (326,372)
 Mortgage Insurance Premium                                            (15,923)
                                                                   -----------

                                                                      (696,910)
                                                                   -----------

 Net Cash Provided (Used) by Operating Activities                     (114,787)

Cash Flows From Investing Activities:
 Net Deposits to the Mortgage Escrow Account                            (3,655)
 Net Deposits from the Reserve for Replacement Account                  19,578
 Purchase of Fixed Assets                                                 (934)
                                                                   -----------

 Net Cash Provided (Used) by Investing Activities                       14,989

Cash Flows From Financing Activities:
 Mortgage Principal Payments                                           (21,840)
 Capital Contributions                                                  46,407
 Loan From Related Company                                              28,000
                                                                   -----------

 Net Cash Provided (Used) by Financing Activities                       52,567
                                                                   -----------

 Net Increase (Decrease) in Cash                                       (47,231)

              Cash at Beginning of Year                                 48,135
                                                                   -----------

              Cash at End of Year                                  $       904
                                                                   ===========

                         FIELDCREST APARTMENTS III, LTD.

                          HUD Project Number 062-35425
                       STATEMENT OF CASH FLOWS - CONTINUED
                      For the year ended December 31, 2002


Reconciliation of Net Income (Loss) to Net Cash
 Provided (Used) by Operating Activities:

          Net Income (Loss)                                        $  (243,171)

Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided (Used) by Operating Activities:
          Depreciation                                                 120,521
          Amortization                                                   4,768

          (Increase) Decrease in:
            Accounts Receivable - Tenants                                  517
            Prepaid Expenses                                           (24,719)
            Cash - Security Deposits                                      (241)

          Increase (Decrease) in:
            Accounts Payable - Trade                                    20,517
            Accounts Payable - Managing Agent                            5,665
            Accrued Interest Payable                                       (28)
            Prepaid Rental Income                                       (1,804)
            Accrued Property Taxes                                        (542)
            Tenant Security Deposits                                     3,730
                                                                   -----------

                   Total Adjustments                                   128,384
                                                                   -----------

          Net Cash Provided (Used) by Operating Activities         $  (114,787)
                                                                   ===========

                        See notes to financial statements

                         FIELDCREST APARTMENTS III, LTD.

                          HUD PROJECT NUMBER 062-35425
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION:
The partnership is organized as a limited partnership formed August 23, 1991, to acquire an interest in real property located in Dothan, Alabama and to construct and operate thereon an apartment complex of 112 units, under Section 221(d)(4) of the National Housing Act. Such projects are regulated by HUD as to rent charges and operating methods. Cash distributions to partners are limited to the extent of "surplus cash" as defined by the HUD regulatory agreement. The Section 221(d)(4) loan is a major HUD program.

PROPERTY  AND  EQUIPMENT:
Property and equipment are stated at cost. Major renewals and betterments are charged to the property accounts while replacement, maintenance and repairs which do not improve or extend the life of the respective assets are expensed. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the assets.

AMORTIZATION:
Amortization of deferred loan costs is computed on a straight line basis over 40 years.

INCOME TAXES:
Fieldcrest Apartments III, Ltd. is a partnership with earnings taxed directly to the partners in their personal tax returns.

CASH FLOWS:
For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. However, mortgage escrows, replacement reserve funds, and security deposits are excluded from cash due to restrictions on expenditures from these accounts.

ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES

The HUD regulatory agreement requires that monthly deposits of $1,279 be made to a replacement reserve account. The reserve's purpose is for use in funding extraordinary maintenance, repair, and replacement of capital items. Withdrawals from this account must be approved by HUD.

Monthly deposits to escrow for property insurance, mortgage insurance, and property taxes are made as required by the mortgage agreement.

                         FIELDCREST APARTMENTS III, LTD.

                          HUD PROJECT NUMBER 062-35425
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2002


NOTE B - RESTRICTED DEPOSITS AND FUNDED RESERVES - CONTINUED

Tenant security deposits are required by HUD to be fully funded and segregated in separate bank accounts in the name of the project.


NOTE C - LONG-TERM LIABILITIES

Mortgage Payable
----------------

The mortgage note is held by Related Mortgage Company and is secured by the rental property. The note bears interest at a default rate of 8.75%. Principal and interest are payable in monthly installments of $25,150 through October 2032.

The mortgage loan has a participation feature which increases the rate of interest on the mortgage. This additional interest is only payable from "surplus cash" or additional capital contributions by the partners. Under this agreement, the stated interest rate increases to 10.11% plus 30% of any remaining "surplus cash" available after payment of the additional interest. The obligation is evidenced by a subordinated promissory note secured by (i) a second mortgage,
(ii) collateral assignments of excess cash and capital proceeds, and (iii) operating guaranties of the partners. During 2002, additional interest of $46,363 was charged to expense and $46,363 was included in year end accruals.

Current maturities of the mortgage payable for the next five years are as follows:

                             2003         $   23,829
                             2004             26,000
                             2005             28,368
                             2006             30,953
                             2007             33,772
                             Thereafter    3,044,684
                                           ---------

                             Total        $3,187,606
                                          ==========


Note Payable - Equity Loan
--------------------------

In connection with obtaining the mortgage loan, the partners also entered into an "equity loan" agreement with Related Mortgage Company. The non-interest bearing equity loan is due October 2032, or upon payoff or refinancing of the mortgage and is callable after October 1, 2002. This loan is secured by collateral assignments of partnership interest and a third mortgage to be held in escrow for so long as a mortgage insurance contract is in effect.

                         FIELDCREST APARTMENTS III, LTD.

                          HUD PROJECT NUMBER 062-35425
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2002
--------------------------------------------------------------------------------

NOTE D - RELATED PARTY TRANSACTIONS

The managing agent, Aronov Realty Management, Inc., and one of the project's insurance providers, Aronov Insurance, are related to the partnership through common ownership. The following amounts payable to Aronov were charged to expense in 2002:

        Management fees (5% of gross receipts)                      $   23,703

        Insurance                                                       60,828
                                                                    ----------

         Total                                                      $   84,531
                                                                    ==========

Included in accounts payable at December 31, 2002 were salaries and group insurance due to Aronov Realty Management in the amount of $15,790. Aronov Realty, a company related by common ownership, advanced $28,000 in 2002 for operating expenses. This advance is to be paid from surplus cash.

NOTE E - OTHER EXPENSES (ENTITY) (HUD FORM 92410)

The components of Line 7190 Other Expenses (Entity) on HUD Form 92410 are as follows:

        Additional interest due on mortgage, payable from
        surplus cash or partner contributions                       $   46,363
                                                                    ==========

                         FIELDCREST APARTMENTS III, LTD.

                          HUD PROJECT NUMBER 062-35425
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2002
--------------------------------------------------------------------------------

NOTE G - ALLOWABLE DISTRIBUTIONS TO PARTNERS

Under the regulatory agreement for Section 221 (d)(4) projects, distributions to partners from funds provided by rental operations are allowed, provided: 1) surplus cash, as defined by HUD, is available for such purposes, 2) the project is in compliance with all outstanding notices of requirements for proper maintenance, and 3) there is no default under the regulatory agreement or under the mortgage note. Surplus cash as of December 31, 2002, amounted to $0. For the year ended December 31, 2002, allowable distributions of surplus cash to the partners is as

    Surplus Cash Available at 12/31/02                              $        0
                                                                    ==========

    2002 Cash Distributions to Partners                                      0
    2002 Payments of Additional Interest on the Mortgage                46,407
                                                                    ----------

                                                                    $   46,407
                                                                    ==========

Partner capital contributions of $46,407 were made in 2002 to pay the additional 2000 interest expense.

NOTE H - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Partnership's sole asset is Fieldcrest Apartments III, Ltd.. The Partnership's operations are concentrated in the multifamily real estate market. In addition, the Partnership operates in a heavily regulated environment. The operations of the Partnership are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, HUD. Such administrative directives, rules and regulations are subject to change by an act of congress or an administrative change mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden, to comply with a change.