Form 10-Q
period 2003-03-31
CAPITAL MORTGAGE PLUS L P
filed 2003-05-09
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-------
        EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 2003

                                       OR

------- TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                         Commission File Number 0-18491


                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           13-3502020
--------------------------------                           ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 Madison Avenue, New York, New York                            10022
----------------------------------------                   ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        -----  -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION


                                                   ===========    ============
                                                     March 31,     December 31,
                                                       2003            2002
                                                   -----------    ------------
                                                   (Unaudited)

ASSETS

Investments in mortgage loans
  (Note 2)                                         $16,045,534     $16,098,198
Cash and cash equivalents                              518,485       6,659,016
Accrued interest receivable
  (net of allowance of $635,371
  and $617,893)                                        152,622         153,135
Loan origination costs
  (net of accumulated
  amortization of $166,127
  and $162,743)                                        494,474         497,858
Other assets                                                 0         406,229
                                                   -----------     -----------
Total assets                                       $17,211,115     $23,814,436
                                                   ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other
   liabilities                                     $    31,809     $    25,741
  Due to general partner and
   affiliates (Note 3)                                  71,497          56,407
                                                   -----------     -----------

Total liabilities                                      103,306          82,148
                                                   -----------     -----------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                          17,322,194      23,880,785
  General Partner                                     (214,385)       (148,497)
                                                   -----------     -----------

Total partners' capital (deficit)                   17,107,809      23,732,288
                                                   -----------     -----------
Total liabilities and partners' capital
  (deficit)                                        $17,211,115     $23,814,436
                                                   ===========     ===========


                See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                     =========================
                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                         2003         2002
                                                     -------------------------
Revenues
Interest income:
Mortgage loans (Note 2)                              $   380,956   $   465,749
Temporary investments                                     10,539         3,916
Other income                                                 963         1,063
                                                     -----------   -----------
Total revenues                                           392,458       470,728
                                                     -----------   -----------
Expenses
General and administrative                                16,571        21,180
General and administrative-
  related parties (Note 3)                                40,043        47,314
Provision for bad debts                                   30,559        46,152
Amortization                                              25,914        54,760
                                                     -----------   -----------
Total expenses                                           113,087       169,406
                                                     -----------   -----------
Net income                                           $   279,371   $   301,322
                                                     ===========   ===========

Allocation of Net income:

Limited Partners                                     $   273,784   $   295,296
                                                     ===========   ===========
General Partner                                      $     5,587   $     6,026
                                                     ===========   ===========
Net income per BAC                                   $      0.15   $      0.16
                                                     ===========   ===========



                See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                 ===============================================
                                                       Limited          General
                                    Total              Partners         Partner
                                 -----------------------------------------------

Partners' capital
  (deficit) -
  January 1, 2003                $ 23,732,288         $23,880,785   $  (148,497)
Net income                            279,371             273,784         5,587
Distributions                      (6,903,850)         (6,832,375)      (71,475)
Partners' capital                ------------         -----------   -----------
  (deficit) -
  March 31, 2003                 $ 17,107,809         $17,322,194   $  (214,385)
                                 ============         ===========   ===========


                See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                      =========================
                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          2003          2002
                                                      -------------------------
Cash flows from operating activities:

Net income                                            $  279,371     $  301,322

Adjustments to reconcile net income
  to net cash provided
  by operating activities:

Provision for bad debts                                   30,559         46,152
Amortization expense                                      25,914         54,760
Amortization of interest rate buydown                       (363)          (363)
(Increase) decrease in accrued interest
  receivable                                             (30,046)        55,711
Decrease in other assets                                 406,229              0
Increase in accounts payable
  and other liabilities                                    6,068          5,012
Increase (decrease) in due to general
  partner and affiliates                                  15,090         (5,766)
                                                      ----------     ----------
Net cash provided by operating
  activities                                             732,822        456,828
                                                      ----------     ----------
Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                                   30,497         43,616
                                                      ----------     ----------
Cash flows from financing activities:
Distributions to partners                             (6,903,850)      (414,519)
                                                      ----------     ----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                      =========================
                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2003           2002
                                                      -------------------------
Net (decrease) increase in cash
  and cash equivalents                                (6,140,531)        85,925

Cash and cash equivalents at
  beginning of period                                  6,659,016      1,110,785
                                                      ----------     ----------
Cash and cash equivalents at
  end of period                                       $  518,485     $1,196,710
                                                      ==========     ==========

                See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 2003 and the results of operations and its cash flows for the three months ended March 31, 2003 and 2002. However, the operating results for the three months ended March 31, 2003 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

The Partnership was formed to invest in insured or guaranteed mortgage investments. The Partnership has invested in first mortgage construction and permanent loans ("Mortgages") to finance multifamily residential rental properties developed by unaffiliated entities. The Partnership has also invested in uninsured equity loans ("Equity Loans") made directly to developers of developments on which the Partnership holds a Mortgage.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Note 2  - Investments in Loans

Information relating to investments in the Mortgages and Equity Loans as of March 31, 2003 is as follows:

                                                                              Amounts Advance
                                                 ---------------------------------------------------------------------------

                No.        Date        Final
              Apart-        of         Matur-                                    Total       Investments        Investments
Property/      ment       Invest-       ity       Mortgage        Equity        Amounts      in Loans at        in Loans at
Location      Units        ment        Date         Loans          Loans       Advanced      3/31/2003(E)      12/31/2002(E)
--------      -----       ------      -------    -----------    ----------    -----------    ------------      -------------

Windemere      204         9/30        9/30      $ 8,110,300    $  736,550    $ 8,846,850     $ 7,634,319        $ 7,650,456

Apts./
Wichita,
KS
Fieldcrest     112         8/91        8/31        3,343,700       383,300      3,727,000       3,200,375          3,214,166
III
Apts./
Dothan, AL
Holly          144         3/93        3/33        5,310,100       684,400      5,994,500       5,210,840          5,233,576
Ridge
II Apts./
Gresham,
OR
                                                 ---------------------------------------------------------------------------

Total                                            $16,764,100    $1,804,250    $18,568,350     $16,045,198        $16,098,198
                                                 ===========================================================================

                           Interest earned by the Partnership during 2003
               ----------------------------------------------------------------------------
                      Non-contingent                           Contingent
               ---------------------------     --------------------------------------------
                                                                    Cash
                                                                    Flow
                   Base           Default         Annual          Partici-
                 Interest        Interest         Yield            pation         Total
Property/         Amount/         Amount/        Amount/          Amount/        Interest
Location         Rate (A)        Rate (B)        Rate (C)         Rate (D)        Earned
--------       ------------    -----------     ------------     ------------    -----------

Windemere       $  151,839      $  30,559                0               0       $182,398
Apts./               7.95%          1.60%            1.08%          30.00%
Wichita,
KS
Fieldcrest          69,088              0                0               0         69,088
III
Apts./               8.68%             0%            1.36%          30.00%
Dothan, AL
Holly              103,634         25,836                0               0        129,470
Ridge
II Apts./           8.125%          1.00%             .64%          30.00%
Gresham,
OR
               ---------------------------------------------------------------------------

Total           $  324,561      $  56,395        $       0       $       0       $380,956
               ===========================================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the Equity Loans in the amounts of $15,915,310 and $130,224, respectively, at March 31, 2003 and $15,945,807 and $152,391,
respectively,  at  December  31,  2002.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)



Investments  in loans  January  1, 2002                             $21,002,372

Additions:
  Fieldcrest discount amortization                                        1,452

Deductions:
  Amortization of Equity Loans                                         (192,104)
  Collection of principal -  Mortenson                               (4,587,002)
                          -  Windemere                                  (61,867)
                          -  Fieldcrest                                 (21,839)
                          -  Holly Ridge                                (34,788)
  Collection of principal -  Equity Loan
                          -  Mortenson*                                  (8,026)
                                                                    ------------
                                                                     (4,905,626)
                                                                    ------------
Investments in loans
  December 31, 2002:                                                 16,098,198
                                                                    ------------

Additions:
  Fieldcrest discount amortization                                          363

Deductions
  Amortization of Equity Loans                                          (22,530)
  Collection of principal - Windemere                                   (16,255)
                          - Fieldcrest                                   (5,764)
                          - Holly Ridge                                  (8,478)
                                                                    ------------
                                                                        (53,027)
                                                                    ------------

Investments in loans March 31, 2003                                 $16,045,534
                                                                    ============

*  This is the unamortized portion of the Equity Loan.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


The equity loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the projects. The Equity Loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At March 31, 2003, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately $627,000 for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001, 2000, 1999 and 1996. Hollyridge has not paid its default interest of an aggregate of approximately $53,000 for the three months ended March 31, 2003 and the year ended December 31, 2001. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $635,000 and $618,000 at March 31, 2003 and December 31, 2002, respectively. The allowance has been reflected in provision for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three months ended March 31, 2003 and 2002 were as follows:

                                                        ======================
                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          2003          2002
                                                        ----------------------

Partnership management
  fees (a)                                              $  24,322    $  31,592
Expense reimbursement (b)                                  15,721       15,722
                                                        ---------    ---------
Total general and admin-
  istrative-related parties                             $  40,043    $  47,314
                                                        =========    =========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At both March 31, 2003 and December 31, 2002, a balance of approximately $24,000 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $48,000 and $32,000 were accrued and unpaid as of March 31, 2003 and December 31, 2002, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor.


Note 4 - Subsequent Event

It is anticipated that during May 2003, distributions of approximately $239,000 and $5,000 will be paid to BACs holders and the General Partner, respectively, representing the 2003 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the three months ended March 31, 2003, cash and cash equivalents of the Partnership decreased by approximately $6,141,000 due to distributions paid to Partners of approximately $6,904,000 less cash provided by operating activities of approximately $733,000 and collections of principal on mortgage loans of approximately $30,000. Amortization of approximately $26,000 is included in the adjustments to reconcile the net income to cash provided by operating activities.

A distribution of approximately $6,832,000 was made to the limited partners or BACs holders during the three months ended March 31, 2003. A total of approximately $71,000 was distributed to the General Partner during the three months ended March 31, 2003. Such distribution resulted from the proceeds from the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's investments in Mortgages are insured or co-insured by HUD and additionally one Mortgage is coinsured by a private mortgage lender (which is an affiliate of the General Partner). The Partnership's investments in uninsured non-interest bearing Equity Loans (which represented approximately 10% of the Partnership's portfolio when originated) are secured by partnership interests in these properties. The Partnership may not be protected against a general downturn in the national economy.

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

     o Interest income on the Mortgages consist of contingent and non-contingent interest as defined in the mortgage notes and other additional interest agreements. Non-contingent interest consists of base and default interest, which is recognized on the effective interest method. Contingent interest is based on the underlying property's cash flows and is recognized when received.

     o If the interest receivable exceeds the estimated value derived by management, the Partnership adjusts the allowance account to reflect its estimated fair value.

     o The Equity Loans are considered to be premiums paid to obtain the Mortgages and are amortized over the average expected lives of the respective Mortgages.

Results of Operations
---------------------

Three months ended March 31, 2003 compared with the three months ended March 31,
--------------------------------------------------------------------------------
2002
----

Results of operations for the three months ended March 31, 2003 and 2002 consisted primarily of interest income earned from investment in Mortgages of approximately $381,000 and $466,000, respectively. The decrease of approximately $85,000 for the three months ended March 31, 2003 as compared to the same period in 2002 is primarily due to the repayment of Mortenson Mortgage and Equity Loan in October 2002.

Interest income from temporary investments increased approximately $7000 for the three months ended March 31, 2003 as compared to the same period in 2002 primarily due higher cash balance during the 2002 period.

General and administrative decreased approximately $5,000 for the three months ended March 31, 2003 as compared to the same period in 2002, primarily due to a decrease in printing expenses in 2003.

General and administrative-related parties decreased approximately $7,000 for the three months ended March 31, 2003 as compared to the same period in 2002, primarily due to a decrease in the Partnership management fee, which was calculated on the reduced asset base due to the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

Amortization expense decreased approximately $29,000 for the three months ended March 31, 2003 as compared to the same period in 2002, primarily due to the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

A provision for bad debts of approximately $31,000 was charged to operations for the three months ended March 31, 2003, representing the 2003 default interest due for Windemere, none of which is expected to be paid.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 31, 2003 (the "Evaluation Date").

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

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)   Current report on Form 8-K -

                No reports on form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                           By: CIP ASSOCIATES, INC.
                               General Partner

Date:  May 9, 2003

                           By: /s/ Alan P. Hirmes
                               -------------------------
                               Alan P. Hirmes
                               Senior Vice President
                               (Principal Executive and Financial
                               Officer)

Date:  May 9, 2003

                           By: /s/ Glenn F. Hopps
                               -------------------------
                               Glenn F. Hopps
                               Treasurer
                               (Principal Accounting Officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2003 of the Partnership;

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

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

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



                          By: /s/ Alan P. Hirmes
                              --------------------------
                              Alan P. Hirmes
                              Principal Executive Officer and
                              Principal Financial Officer
                              May 9, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



/s/ Alan P. Hirmes
------------------
Alan P. Hirmes
Principal Executive Officer and Principal Financial Officer
May 9, 2003