Form 10-Q
period 2003-06-30
CAPITAL MORTGAGE PLUS L P
filed 2003-08-07
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-18491


                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3502020
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No X
                                       ---  ---

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                                  =============   ==============
                                                     June 30,      December 31,
                                                       2003            2002
                                                  -------------   --------------
                                                   (Unaudited)
ASSETS

Investments in mortgage loans
  (Note 2)                                        $  15,992,121   $  16,098,198
Cash and cash equivalents                               565,265       6,659,016
Accrued interest receivable
  (net of allowance of $666,203
  and $617,893)                                         165,285         153,135
Loan origination costs
  (net of accumulated
  amortization of $169,511
  and $162,743)                                         491,090         497,858
Other assets                                                  0         406,229
                                                  -------------   -------------
Total assets                                      $  17,213,761   $  23,814,436
                                                  =============   =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other
   liabilities                                    $      27,315   $      25,741
  Due to general partner and
   affiliates (Note 3)                                   69,844          56,407
                                                  -------------   -------------
Total liabilities                                        97,159          82,148
                                                  -------------   -------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                           17,330,811      23,880,785
  General Partner                                      (214,209)       (148,497)
                                                  -------------   -------------

Total partners' capital (deficit)                    17,116,602      23,732,288
                                                  -------------   -------------
Total liabilities and partners' capital
  (deficit)                                       $  17,213,761   $  23,814,436
                                                  =============   =============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                      ==================     ==================
                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                      ------------------     ------------------
                                        2003       2002        2003      2002
                                      ------------------     ------------------
Revenues
Interest income:
Mortgage loans (Note 2)               $367,640  $466,620     $748,596  $932,369
Temporary investments                      824     3,639       11,363     7,555
Other income                               663       613        1,626     1,676
                                      --------  --------     --------  --------

Total revenues                         369,127   470,872      761,585   941,600
                                      --------  --------     --------  --------

Expenses
General and administrative              16,074    10,664       32,645    31,844
General and administrative-
  related parties (Note 3)              49,160    58,001       89,203   105,315
Provision for bad debts                 30,832    41,090       61,391    87,242
Amortization                            26,032    54,761       51,946   109,521
                                      --------  --------     --------  --------

Total expenses                         122,098   164,516      235,185   333,922
                                      --------  --------     --------  --------

Net income                            $247,029  $306,356     $526,400  $607,678
                                      ========  ========     ========  ========

Allocation of Net income:

Limited Partners                      $242,088  $300,229     $515,872  $595,524
                                      ========  ========     ========  ========

General Partner                       $  4,941  $  6,127     $ 10,528  $ 12,154
                                      ========  ========     ========  ========

Net income per BAC                    $   0.13  $   0.16     $   0.28  $   0.32
                                      ========  ========     ========  ========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                               =================================================
                                                   Limited            General
                                  Total            Partners           Partner
                               -------------------------------------------------
Partners' capital
  (deficit) -
  January 1, 2003              $ 23,732,288      $ 23,880,785      $   (148,497)
Net income                          526,400           515,872            10,528
Distributions                    (7,142,086)       (7,065,846)          (76,240)
                               ------------      ------------      ------------
Partners' capital
  (deficit) -
  June 30, 2003                $ 17,116,602      $ 17,330,811      $   (214,209)
                               ============      ============      ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        =======================
                                                            Six Months Ended
                                                                 June 30,
                                                        -----------------------
                                                            2003       2002
                                                        -----------------------


Cash flows from operating activities:

Net income                                              $  526,400   $  607,678

Adjustments to reconcile net income
  to net cash provided
  by operating activities:

Provision for bad debts                                     61,391       87,242
Amortization expense                                        51,946      109,521
Amortization of interest rate buydown                         (726)        (726)
(Increase) decrease in accrued interest
  receivable                                               (73,541)      20,718
Decrease in other assets                                   406,229            0
Increase (decrease) in accounts payable
  and other liabilities                                      1,575      (24,259)
Increase (decrease) in due to general
  partner and affiliates                                    13,437      (13,238)
                                                        ----------   ----------

Net cash provided by operating
  activities                                               986,711      786,936
                                                        ----------   ----------

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                                     61,624       82,779
                                                        ----------   ----------

Cash flows from financing activities:
Distributions to partners                               (7,142,086)    (820,028)
                                                        ----------   ----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                        =======================
                                                            Six Months Ended
                                                                 June 30,
                                                        -----------------------
                                                            2003       2002
                                                        -----------------------

Net (decrease) increase in cash and
  cash equivalents                                      (6,093,751)      49,687

Cash and cash equivalents at
  beginning of period                                    6,659,016    1,110,785
                                                        ----------   ----------

Cash and cash equivalents at
  end of period                                         $  565,265   $1,160,472
                                                        ==========   ==========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. However, the operating results for the three and six months ended June 30, 2003 may not be indicative of the results for the year.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


Note 2 - Investments in Loans

Information relating to investments in the Mortgages and Equity Loans as of June 30, 2003 is as follows:




                                                                       Amounts Advanced
                                               ---------------------------------------------------------------------


                  No. of    Date
                  Apart-     of      Final                                   Total      Investments    Investments
Property          ment     Invest-  Maturity     Mortagage      Equity      Amounts     in Loans at    in Loans at
Location          Units     Ment     Date          Loans        Loans       Advanced    6/30/2003(E)   12/31/2002(E)
--------         -------   ------   --------    -----------   ----------   -----------  ------------   -------------


Windemere         204       9/30     9/30       $ 8,110,300   $  736,550   $ 8,846,850  $ 7,617,736     $ 7,650,456
Apts./
Wichita, KS
Fieldcrest III    112       8/91     8/31         3,343,700      383,300     3,727,000    3,186,457       3,214,166
Apts./
Dothan, AL
Holly             144       3/93     3/33         5,310,100      684,400     5,994,500    5,187,928       5,233,576
Ridge
II Apts./
Gresham, OR                                     --------------------------------------------------------------------

Total                                           $16,764,100   $1,804,250   $18,568,350  $15,992,121     $16,098,198

                                                ====================================================================


                       Interest earned by the Partnership during 2003
                     ---------------------------------------------------------
                         Non-contingent                    Contingent
                     ---------------------     -------------------------------
                                                            Cash
                                                            Flow
                       Base        Default     Annual     Partici-
                     Interest     Interest     Yield       pation      Total
Property              Amount/      Amount/     Amount/     Amount/    Interest
Location              Rate(A)      Rate(B)     Rate(C)     Rate(D)     Earned
--------             ---------    --------     -------    --------    --------

Windemere
Apts./
Wichita, KS          $ 303,351    $ 61,391           0           0    $364,742
Fieldcrest III           7.95%       1.60%       1.08%      30.00%
Apts./
Dothan, AL             138,049           0           0           0     138,049
Holly                    8.68%          0%       1.36%      30.00%
Ridge
II Apts./              207,094      38,711           0           0     245,805
Gresham, OR             8.125%       1.00%         64%      30.00%

                     ---------------------------------------------------------

Total                $ 648,494    $100,102     $     0     $     0    $748,596

                     =========================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the Equity Loans in the amounts of $15,884,183 and $107,938, respectively, at June 30, 2003 and $15,945,807 and $152,391, respectively,  at  December  31,  2002.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

Investments  in loans  January  1, 2002                            $ 21,002,372

Additions:
  Fieldcrest discount amortization                                        1,452

Deductions:
  Amortization of Equity Loans                                         (192,104)
  Collection of principal - Mortenson                                (4,587,002)
                          - Windemere                                   (61,867)
                          - Fieldcrest                                  (21,839)
                          - Holly Ridge                                 (34,788)
  Collection of principal - Equity Loan
                          - Mortenson*                                   (8,026)
                                                                   ------------

                                                                     (4,905,626)
                                                                   ------------
Investments in loans
  December 31, 2002:                                                 16,098,198
                                                                   ------------

Additions:
  Fieldcrest discount amortization                                          726

Deductions
  Amortization of Equity Loans                                          (45,179)
  Collection of principal - Windemere                                   (32,838)
                          - Fieldcrest                                  (11,655)
                          - Holly Ridge                                 (17,131)
                                                                   ------------
                                                                       (106,803)
                                                                   ------------

Investments in loans June 30, 2003                                 $ 15,992,121
                                                                   ============

* This is the unamortized portion of the Mortenson Equity Loan, which was repaid in full during 2002.

The Windemere Mortgage is co-insured by HUD and Related Mortgage Corporation ("RMC"), an affiliate of the General Partner. The Fieldcrest III and Holly Ridge II Mortgages are insured by HUD.

In addition to the interest rate payable the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent loan interest and accrued interest if any, and certain amounts from sales or refinancing proceeds.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


The equity loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the projects. The Equity Loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At June 30, 2003, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately $657,000 for the six months ended June 30, 2003 and the years ended December 31, 2002, 2001, 2000, 1999 and 1996. Hollyridge has not paid its default interest of an aggregate of approximately $66,000 for the six months ended June 30, 2003 and the year ended December 31, 2001. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $666,000 and $618,000 at June 30, 2003 and December 31, 2002, respectively. The allowance has been reflected in provision for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three and six months ended June 30, 2003 and 2002 were as follows:

                                      ==================     ==================
                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                      ------------------     ------------------
                                        2003       2002        2003      2002
                                      ------------------     ------------------
Partnership manage-
  ment fees (a)                       $ 24,322  $ 31,592     $ 48,644  $ 63,184
Expense reimburse-
  ment (b)                              24,838    26,409       40,559    42,131
                                      --------  --------     --------  --------
Total general and
  administrative-
  related parties                     $ 49,160  $ 58,001     $ 89,203  $105,315
                                      ========  ========     ========  ========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At both June 30, 2003 and December 31, 2002, a balance of approximately $24,000 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $41,000 and $32,000 were accrued and unpaid as of June 30, 2003 and December 31, 2002, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor.


Note 4 - Subsequent Event

It is anticipated that during August 2003, distributions of approximately $236,000 and $5,000 will be paid to BACs holders and the General Partner, respectively, representing the 2003 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the three months ended June 30, 2003, cash and cash equivalents of the Partnership decreased by approximately $6,094,000 due to distributions paid to Partners of approximately $7,142,000 less cash provided by operating activities of approximately $987,000 and collections of principal on mortgage loans of approximately $62,000. Amortization of approximately $51,000 is included in the adjustments to reconcile the net income to cash provided by operating activities.

A distribution of approximately $7,066,000 was made to the limited partners or BACs holders during the six months ended June 30, 2003. A total of approximately $76,000 was distributed to the General Partner during the six months ended June 30, 2003. Such amounts include a distribution of approximately $6,832,000 and $71,000 to the limited partners or BACs holders and the General Partner, respectively, resulting from the proceeds from the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership is currently evaluating the impact of the provisions of FIN 46 on its financial statements and will complete its assessment by September 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Statements of Financial Condition. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

Three and six months ended June 30, 2003  compared with the three and six months
--------------------------------------------------------------------------------
ended June 30, 2002
-------------------

Results of operations for the three and six months ended June 30, 2003 and 2002 consisted primarily of interest income earned from investment in Mortgages of approximately $368,000 and $467,000 and $749,000 and $932,000, respectively. The decrease of approximately $99,000 and $184,000 for the three and six months ended June 30, 2003 as compared to the same periods in 2002 is primarily due to the repayment of Mortenson Mortgage and Equity Loan in October 2002.

Interest income from temporary investments decreased approximately $3,000 for the three months ended June 30, 2003 and increased approximately $4,000 for the six months ended June 30, 2003 as compared to the same periods in 2002. The decrease for the three months ended June 30, 2003 is primarily due to lower cash balances existing during 2003. The increase for the six months ended June 30, 2003 is primarily due to interest earned on proceeds from the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

General and administrative increased approximately $5,000 and $1,000 for the three and six months ended June 30, 2003 as compared to the same periods in 2002. The decrease for the three months ended June 30, 2003 is primarily due to an increase in postage expenses in 2003.

General and administrative-related parties decreased approximately $9,000 and $16,000 for the three and six months ended June 30, 2003 as compared to the same periods in 2002, primarily due to a decrease in the Partnership management fee, which was calculated on the reduced asset base due to the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

Amortization expense decreased approximately $29,000 and $58,000 for the three and six months ended June 30, 2003 as compared to the same periods in 2002, primarily due to the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

A provision for bad debts of approximately $31,000 and $61,000 was charged to operations for the three and six months ended June 30, 2003, representing the 2003 default interest due for Windemere, none of which is expected to be paid.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of Capital Mortgage Plus L.P. (the
"Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended June 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings - None

Item 2. Changes  in  Securities  and Use of  Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

             32.1 Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

        (b)  Current report on Form 8-K -

             No reports on form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                            By: CIP ASSOCIATES, INC.
                                General Partner

Date:  August 7, 2003
       --------------

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Senior Vice President
                                    (Principal Executive and Financial
                                    Officer)

Date:  August 7, 2003
       --------------
                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps
                                    Treasurer
                                    (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


         Date: August 7, 2003
               --------------

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Chief Executive Officer and
                                    Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


/s/ Alan P. Hirmes
------------------
Alan P. Hirmes
Principal Executive Officer and Principal Financial Officer
August 7, 2003