Form 10-Q
period 2003-09-30
CAPITAL MORTGAGE PLUS L P
filed 2003-11-03
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                                   ============    ============
                                                   September 30,   December 31,
                                                       2003            2002
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Investments in mortgage loans
  (Note 2)                                         $ 15,938,979    $ 16,098,198
Cash and cash equivalents                               536,674       6,659,016
Accrued interest receivable
  (net of allowance of $728,610
  and $617,893)                                         146,759         153,135
Loan origination costs
  (net of accumulated
  amortization of $173,678
  and $162,743)                                         486,923         497,858
Other assets                                                  0         406,229
                                                   ------------    ------------
Total assets                                       $ 17,109,335    $ 23,814,436
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other
   liabilities                                     $        741    $     25,741
  Due to general partner and
   affiliates (Note 3)                                   18,542          56,407
                                                   ------------    ------------
Total liabilities                                        19,283          82,148
                                                   ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                           17,304,791      23,880,785
  General Partner                                      (214,739)       (148,497)
                                                   ------------    ------------

Total partners' capital (deficit)                    17,090,052      23,732,288
                                                   ------------    ------------
Total liabilities and partners' capital
  (deficit)                                        $ 17,109,335    $ 23,814,436
                                                   ============    ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                               =======================   =======================
                                 Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                               -----------------------   -----------------------
                                  2003         2002         2003         2002
                               -----------------------   -----------------------
Revenues
Interest income:
Mortgage loans (Note 2)        $  367,386   $  465,333   $1,115,982   $1,397,702
Temporary investments                 932        2,751       12,295       10,306
Other income                          456          963        2,082        2,639
                               ----------   ----------   ----------   ----------

Total revenues                    368,774      469,047    1,130,359    1,410,647
                               ----------   ----------   ----------   ----------

Expenses
General and administrative          9,188       15,742       41,833       47,586
General and administrative-
  related parties (Note 3)         57,058       68,889      146,261      174,204
Provision for bad debts            62,406       44,451      123,797      131,693
Amortization                       25,794       54,760       77,740      164,281
                               ----------   ----------   ----------   ----------

Total expenses                    154,446      183,842      389,631      517,764
                               ----------   ----------   ----------   ----------

Net income                     $  214,328   $  289,205   $  740,728   $  892,883
                               ==========   ==========   ==========   ==========

Allocation of Net income:

Limited Partners               $  210,041   $  279,501   $  725,913   $  875,025
                               ==========   ==========   ==========   ==========

General Partner                $    4,287   $    9,704   $   14,815   $   17,858
                               ==========   ==========   ==========   ==========

Net income per BAC             $     0.11   $     0.16   $     0.39   $     0.48
                               ==========   ==========   ==========   ==========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                               ================================================
                                                   Limited            General
                                  Total            Partners           Partner
                               ------------------------------------------------
Partners' capital
  (deficit) -
  January 1, 2003              $ 23,732,288      $ 23,880,785      $   (148,497)
Net income                          740,728           725,913            14,815
Distributions                    (7,382,964)       (7,301,907)          (81,057)
                               ------------      ------------      ------------
Partners' capital
  (deficit) -
  September 30, 2003           $ 17,090,052      $ 17,304,791      $   (214,739)
                               ============      ============      ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   ============================
                                                         Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------------------------
Net income                                         $   740,728      $   892,883

Adjustments to reconcile net income
  to net cash provided
  by operating activities:

Provision for bad debts                                123,797          131,693
Amortization expense                                    77,740          164,281
Amortization of interest rate buydown                     (982)          (1,089)
(Increase) decrease in accrued interest
  receivable                                          (117,421)          14,548
Decrease in other assets                               406,229                0
Decrease in accounts payable
  and other liabilities                                (25,000)         (24,259)
Decrease in due to general partner
  and affiliates                                       (37,865)         (18,446)
                                                   -----------      -----------

Net cash provided by operating
  activities                                         1,167,226        1,159,611
                                                   -----------      -----------

Cash flows from investing activities:
Receipt of principal on mortgage
  loans                                                 93,396          128,101
                                                   -----------      -----------

Cash flows from financing activities:
Distributions to partners                           (7,382,964)      (1,230,042)
                                                   -----------      -----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                         Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------------------------
Net (decrease) increase in cash and cash
  equivalents                                       (6,122,342)          57,670

Cash and cash equivalents at
  beginning of period                                6,659,016        1,110,785
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $   536,674      $ 1,168,455
                                                   ===========      ===========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. However, the operating results for the three and nine months ended September 30, 2003 may not be indicative of the results for the year.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

Note 2  - Investments in Loans

Information relating to investments in the Mortgages and Equity Loans as of September 30, 2003 is as follows:


                                                                         Amounts Advanced
                                              ---------------------------------------------------------------------


                  No. of    Date      Final
                  Apart-     of      Matur-                                 Total      Investments    Investments
Property/         ment     Invest-    ity      Mortgage       Equity       Amounts     in Loans at    in Loans at
Location          Units     ment      Date      Loans         Loans        Advanced    9/30/2003(E)   12/31/2003(E)
--------         -------   -------   ------   -----------   ----------   -----------   ------------   -------------
Windemere          204      9/90      3/31    $ 8,110,300   $  736,550   $ 8,846,850   $ 7,600,818     $ 7,650,456
Apts./
Wichita, KS
Fieldcrest III     112      8/91      8/31      3,343,700      383,300     3,727,000     3,173,324       3,214,166
Apts./
Dothan, AL
Holly Ridge        144      3/93      3/33      5,310,100      684,400     5,994,500     5,164,837       5,233,576
II Apts./
Gresham, OR
                                              ---------------------------------------------------------------------

Total                                         $16,764,100   $1,804,250   $18,568,350   $15,938,979     $16,098,198
                                              =====================================================================

                         Interest earned by the Partnership during 2003
                  -----------------------------------------------------------
                      Non-contingent                   Contingent
                  ----------------------   ----------------------------------
                                                         Cash
                                                         Flow
                    Base       Default      Annual     Partici-
                  Interest    Interest      Yield       pation       Total
Property/          Amount/     Amount/      Amount/     Amount/     Interest
Location           Rate(A)     Rate(B)      Rate(C)     Rate(D)      Earned
--------          --------   -----------   ---------   ---------   ----------
Windemere         $454,529    $ 92,493            0           0    $  547,022
Apts./               7.95%       1.60%        1.08%      30.00%
Wichita, KS
Fieldcrest III     206,880           0            0           0       206,880
Apts./               8.68%          0%        1.36%      30.00%
Dothan, AL
Holly Ridge        310,375      51,705            0           0       362,080
II Apts./           8.125%       1.00%         .64%      30.00%
Gresham, OR
                 ------------------------------------------------------------

Total             $971,784    $144,198      $     0     $     0    $1,115,982
                 ============================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the Equity Loans in the amounts of $15,852,411 and $86,568, respectively, at September 30, 2003 and $15,945,807 and $152,391,
respectively, at December 31, 2002.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


Investments in loans January 1, 2002                                $21,002,372

Additions:
  Fieldcrest discount amortization                                        1,452

Deductions:
  Amortization of Equity Loans                                         (192,104)
  Collection of principal - Mortenson                                (4,587,002)
                          - Windemere                                   (61,867)
                          - Fieldcrest                                  (21,839)
                          - Holly Ridge                                 (34,788)
  Collection of principal - Equity Loan
                          - Mortenson*                                   (8,026)
                                                                    -----------

                                                                     (4,905,626)
                                                                    -----------
Investments in loans
  December 31, 2002:                                                 16,098,198
                                                                    -----------

Additions:
  Fieldcrest discount amortization                                          982

Deductions
  Amortization of Equity Loans                                          (66,805)
  Collection of principal - Windemere                                   (49,756)
                          - Fieldcrest                                  (17,676)
                          - Holly Ridge                                 (25,964)
                                                                    -----------

                                                                       (160,201)
                                                                    -----------

Investments in loans September 30, 2003                             $15,938,979
                                                                    ===========

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


The Equity Loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the properties. The Equity Loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At September 30, 2003, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately $689,000 for the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001, 2000, 1999 and 1996. Hollyridge has not paid its default interest of an aggregate of approximately $79,000 for the nine months ended September 30, 2003 and the year ended December 31, 2001. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $729,000 and $618,000 at September 30, 2003 and December 31, 2002, respectively. The allowance has been reflected in provision for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                 =====================     =====================
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                 ---------------------     ---------------------
                                   2003         2002         2003         2002
                                 ---------------------     ---------------------
Partnership manage-
  ment fees (a)                  $ 24,322     $ 31,592     $ 72,966     $ 94,776
Expense reimburse-
  ment (b)                         32,736       37,297       73,295       79,428
                                 --------     --------     --------     --------
Total general and
  administrative-
  related parties                $ 57,058     $ 68,889     $146,261     $174,204
                                 ========     ========     ========     ========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At September 30, 2003 and December 31, 2002, a balance of approximately $0 and $24,000 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $19,000 and $32,000 were accrued and unpaid as of September 30, 2003 and December 31, 2002, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor.


Note 4 - Subsequent Event

It is anticipated that during November 2003, distributions of approximately $236,000 and $5,000 will be paid to BACs holders and the General Partner, respectively, representing the 2003 third quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in mortgage loans and (2) the working capital reserve.

During the nine months ended September 30, 2003, cash and cash equivalents of the Partnership decreased by approximately $6,122,000 due to distributions paid to Partners of approximately $7,383,000 less cash provided by operating activities of approximately $1,167,000 and collections of principal on mortgage loans of approximately $93,000. Amortization of approximately $77,000 is included in the adjustments to reconcile the net income to cash provided by operating activities.

A distribution of approximately $7,302,000 was made to the limited partners or BACs holders during the nine months ended September 30, 2003. A total of approximately $81,000 was distributed to the General Partner during the nine months ended September 30, 2003. Such amounts include a distribution of approximately $6,832,000 and $71,000 to the limited partners or BACs holders and the General Partner, respectively, resulting from the proceeds from the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Statements of Financial Condition. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

Results of Operations
---------------------

Three and nine months ended  September 30, 2003 compared with the three and nine
--------------------------------------------------------------------------------
months ended September 30, 2002
-------------------------------

Results of operations for the three and nine months ended September 30, 2003 and 2002 consisted primarily of interest income earned from investment in Mortgages of approximately $367,000 and $465,000 and $1,116,000 and $1,398,000,
respectively. The decrease of approximately $98,000 and $282,000 for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 is primarily due to the repayment of Mortenson Mortgage and Equity Loan in October 2002.

General and administrative decreased approximately $7,000 and $6,000 for the three and nine months ended September 30, 2003 as compared to the same periods in 2002, primarily due to decreases in legal and printing expenses partially offset by an increase in postage expense in 2003.

General and administrative-related parties decreased approximately $12,000 and $28,000 for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 primarily due to a decrease in the Partnership management fee, which was calculated on the reduced asset base due to the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

Amortization expense decreased approximately $29,000 and $87,000 for the three and nine months ended September 30, 2003 as compared to the same periods in 2002, primarily due to the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

A provision for bad debts of approximately $62,000 and $124,000 was charged to operations for the three and nine months ended September 30, 2003, representing the 2003 default interest due for Windemere, none of which is expected to be paid.

Item 3.  Quantitative  and Qualitative  Disclosures  about
Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of Capital Mortgage Plus L.P. (the
"Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:


               31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

               32.1 Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

          (b)  Current report on Form 8-K -

               No reports on form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                            By: CIP ASSOCIATES, INC.
                                General Partner

Date:  November 3, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Senior Vice President
                                    (Principal Executive and Financial
                                    Officer)

Date:  November 3, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps
                                    Treasurer
                                    (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: November 3, 2003
                ----------------

                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Principal Executive Officer and
    Principal Financial Officer
    November 3, 2003