Form 10-K
period 2003-12-31
CAPITAL MORTGAGE PLUS L P
filed 2004-03-30
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3502020
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                               10022
----------------------------------------                       -----------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

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

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 was $17,330,811, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's prospectus dated May 10, 1989, as supplemented July 7, 1989, January 8, 1990, February 9, 1990, May 18, 1990, and October 24, 1990, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 26
Page 1 of 33

                                     PART I

Item 1. Business.

General
-------

Capital Mortgage Plus L.P. (the "Registrant") is a limited partnership formed under the laws of the State of Delaware on November 23, 1988. The sole general partner of the Registrant is CIP Associates, Inc., a Delaware corporation (the "General Partner"). The General Partner manages and controls the affairs of the Registrant. On November 17, 2003, Charter Mortgage Acceptance Company ("CharterMac"), acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations. See
Item 10, Directors and Executive Officers of the Registrant, below.

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

The Registrant originated federally insured and co-insured first mortgage construction and permanent loans ("Mortgages") to finance multi-family residential rental properties ("Developments" and each a "Development") developed by unaffiliated entities. All base interest and initially at least 90% in the aggregate of the principal of the Mortgages in which the Registrant invests are insured or coinsured by the Department of Housing and Urban Development ("HUD") and Related Mortgage Corporation ("RMC"). The remaining 10% of the Registrant's portfolio is comprised of uninsured non-interest bearing equity loans ("Equity Loans") secured by the assignment of the debtor's interests in the Development made directly to the same developers as the Mortgages for, among other purposes, defrayal of certain specific cash requirements of the Developments. The Registrant made five Mortgages in the aggregate amount of $26,158,190 and five Equity Loans in the aggregate amount of $3,062,135 in connection with five Developments. The Registrant is a closed-end Company that made its last mortgage investment in March 1993 and does not expect to make any additional investments. The Mortgage and Equity Loan relating to the Mortenson Manor Apartments ("Mortenson") was repaid in full on October 31, 2002. The Mortgage and Equity Loan relating to the Willow Trace Apartments ("Willow Trace") was repaid in full on December 16, 1998. The Registrant has no present expectation as to when it may dispose of its remaining Mortgages and Equity Loans.

The Registrant is engaged solely in the business of investing in Mortgages and Equity Loans; therefore, presentation of industry segment information is not applicable.

For detailed financial information pertaining to the Registrant, see Item 8, Financial Statements and Supplementary Data, below.

Investments
-----------

The following table lists the Mortgages and Equity Loans as of February 28, 2004.

                            Date      Original     Interest
                             of       Mortgage     Rate on      Equity      Final
                           Invest-      Loan       Mortgage      Loan      Endorse-   Term    Occu-
Project          Location   ment      Amount(2)    Loan (1)     Amount       ment      (5)    pancy
-------          --------  -------   -----------   --------   ----------   --------   -----   -----
Windemere        Wichita,   9/28/                    9.62%-                           40       93%
Apartments (3)   Kansas     1990     $ 8,110,300     10.7%    $  736,550      7/92    years
Fieldcrest III   Dothan,    8/27/                    8.75%-                           40       93%
Apartments       Alabama    1991       3,343,700    10.11%       383,300     11/92    years
Holly Ridge II   Gresham,   3/16/                    9.25%-                           40       94%
Apartments (4)   Oregon     1993       5,310,100     9.89%       684,400      6/95    years
                                     -----------              ----------

                                     $16,764,100              $1,804,250
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

(2) The Windemere Mortgage is co-insured by HUD and RMC. The Fieldcrest and Holly Ridge Mortgages are fully insured by HUD. As of February 28, 2004, all loan amounts under the Mortgages have been disbursed.

(3) Default interest payments in the aggregate amount of approximately $590,000 for the years ended December 31, 1999 through 2003 and $130,000 for the year ended December 31, 1996 have not been received and as a result, the Registrant established an allowance for uncollectability for a portion of the unpaid default interest payments which equals approximately $720,000 and $565,000 at December 31, 2003 and 2002, respectively.

(4) Default interest payments in the aggregate amount of approximately $40,000 for the year ended December 31, 2001 has not been received and as a result the Registrant established an allowance for uncollectability for a portion of the unpaid default interest payments which equals approximately $40,000 at December 31, 2003.

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

The following is the interest income from Mortgages as a percentage of total revenues.

                         2003             2002              2001
                         ----             ----              ----

Mortenson*                0%              34%               20%
Windemere                49               25                37
Fieldcrest               19                9                16
Holly Ridge              31               16                24

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

The proceeds from the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002 where included in a distribution of approximately $6,832,000 and $71,000 made to the limited partners or BACs holders and the General Partner, respectively, during the three months ended March 31, 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of December 31, 2003, the Registrant had issued and outstanding 1,836,660 limited partnership interests ("Limited Partnership Interests"). All of the issued and outstanding Limited Partnership Interests are issued to Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which has issued Beneficial Assignment Certificates ("BACs"). Each BAC represents all of the economic and virtually all of the material ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BACs. There is currently no established public trading market for BACs and it is not anticipated that BACs will be listed for trading on any securities exchange or included for quotation on the Nasdaq National Market.

The Registrant has 3,473 registered holders of an aggregate of $1,836,660 BACs, as of March 3, 2004.

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

Distribution Information
------------------------

Accrued cash distributions per BAC made to the limited partners or BACs holders for the following quarters in 2003, 2002 and 2001, which are paid in subsequent quarters, were as follows:

         1st Quarter       2nd Quarter      3rd Quarter    4th Quarter    Total
         -----------       -----------      -----------    -----------  ---------

2003       .1271             .1285             .1299         .1299        .5154
2002       .2164             .2188             .2212        3.7200       4.3764
2001       .2164             .2188             .2212         .2212        .8776

Quarterly distributions are generally made 45 days following the close of the calendar quarter.

A total of $10,762,794 was distributed to the limited partners or BACs holders during the years 2003, 2002 and 2001. The Registrant utilized the original working capital reserve, in the aggregate amount of $477,532, for distributions from 1989 through 1991, which was considered to be a return of capital. An additional working capital reserve of approximately $2,800,000 was established from uninvested offering proceeds, a portion of which was applied to pay a part of the 2003, 2002 and 2001 distributions (which was considered to be a return of capital). Approximately $5,921,000, $0 and $396,000 paid to the limited partners or BACs holders in each of the years ended December 31, 2003, 2002 and 2001, respectively, represented a return of capital. A total of $151,688 was distributed to the General Partner during 2003, 2002 and 2001.

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


                                                Year ended December 31,
                          -------------------------------------------------------------------
OPERATIONS                   2003          2002          2001          2000          1999
----------                -----------   -----------   -----------   -----------   -----------
Interest income -
  Mortgage loans          $ 1,469,540   $ 2,490,705   $ 1,944,183   $ 1,994,946   $ 1,987,628
  Temporary investments        13,230        26,244        36,909        45,335        61,369
Other income                    2,782       451,800         3,302         3,352         6,517
                          -----------   -----------   -----------   -----------   -----------

Total revenues              1,485,552     2,968,749     1,984,394     2,043,633     2,055,514
                          -----------   -----------   -----------   -----------   -----------

Operating expenses            362,056       506,531       482,697       501,529       488,707

Provision for bad debts       141,748       146,388       262,062       175,493        54,549
                          -----------   -----------   -----------   -----------   -----------

Total Expenses                503,804       652,919       744,759       677,022       543,256
                          -----------   -----------   -----------   -----------   -----------

Net income                $   981,748   $ 2,315,830   $ 1,239,635   $ 1,366,611   $ 1,512,258
                          ===========   ===========   ===========   ===========   ===========

Net income per BAC        $      0.52   $     1.24    $      0.66   $      0.73   $      0.81
                          ===========   ===========   ===========   ===========   ===========


                                                Year ended December 31,
                          -------------------------------------------------------------------
FINANCIAL POSITION           2003          2002          2001          2000          1999
------------------        -----------   -----------   -----------   -----------   -----------

Total assets              $17,130,807   $23,814,436   $23,159,100   $23,535,982   $23,822,034
                          ===========   ===========   ===========   ===========   ===========

CASH DISTRIBUTIONS

Distributions per BAC     $      0.52   $      4.38   $      0.88   $      0.88   $      0.88
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

During the year ended December 31, 2003, cash and cash equivalents of the Registrant decreased by approximately $6,097,000 due to distributions paid to partners and BACs holders ($7,626,000) which exceeded cash provided by operating activities ($1,406,000) and collections of principal on Mortgages approximately ($123,000). Included in the adjustments to reconcile the net income to cash flow provided by operating activities is amortization of approximately $98,000.

Subject to the future performance of the Registrant's investments and results of operations, the General Partner anticipates that there will be sufficient cash from operations generated to cover anticipated expenses in 2004 and to fund future distributions of $.52 per BAC per annum paid quarterly.

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

Regular quarterly distributions other than the distribution of repayment proceeds for the Mortenson Loans, which on an annual basis totaled approximately $947,000 and $1,612,000, were made to the limited partners or BACs holders during the years ended December 31, 2003 and 2002, respectively. Such distributions were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves which is considered to be a return of capital. Approximately $86,000 and $33,000 was distributed to the General Partner in each of the years ended December 31, 2003 and 2002, respectively.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Registrant's investments in Mortgages are insured or co-insured by HUD and additionally one Mortgage is coinsured by a private mortgage lender. The Registrant's investments in uninsured non-interest bearing Equity Loans (which represent approximately 10% of the Registrant's portfolio when originated) are secured by a Registrant interest in three properties. Due to the prepayment of two of the Registrant's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States. Thus, the Registrant may not be protected against a general downturn in the national economy.

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in Registrant's annual report on Form 10-K for the year ended December 31, 2003.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Registrant has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Registrant's financial reporting and disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Registrant has evaluated SFAS No. 150 and determined that it does not have an impact on the Registrant's financial reporting and disclosures.

Results of Operations
---------------------

2003 vs. 2002
-------------

Results of operations for the years ended December 31, 2003 and 2002 consisted primarily of interest income of $1,470,000 and $2,491,000, respectively, earned from investments in Mortgages, which was lower in 2003 due to the repayment of the Mortenson Mortgage and Equity Loan in 2002.

Interest income from temporary investments decreased approximately $13,000 for the year ended December 31, 2003 as compared to 2002, primarily due to lower cash and cash equivalents balances in 2003 as well as lower interest rates in 2003.

Other income decreased approximately $449,000 for the year ended December 31, 2003 as compared to 2002, primarily due to the gain realized from the repayment of the Mortenson Mortgage Loan and Equity Loan in 2002.

General and administrative-related parties decreased approximately $27,000 for the year ended December 31, 2003 as compared to 2002, primarily due to a decrease in the Partnership management fee, which was calculated on the reduced asset base due to the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002.

Amortization expenses decreased approximately $111,000 for the year ended December 31, 2003 as compared to 2002, due to the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002 and the Windemere Equity Loan becoming fully amortized in December 2002.

A provision for bad debts of approximately $142,000 and $146,000 was charged for the years ended December 2003 and 2002, respectively, representing the 2003 and 2002 Guaranteed Interest due from Hollyridge and the 2003 Guaranteed Interest due from Windemere.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The Registrant does not have any market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data.

(a) 1.   Financial Statements                                            Page
         --------------------                                          --------
         Independent Auditors' Report                                     11

         Statements of Financial Condition as of December 31,
         2003 and 2002                                                    12

         Statements of Income for the years ended December 31,
         2003, 2002 and 2001                                              13

         Statements of Changes in Partners' Capital (Deficit)
         for the years ended December 31, 2003, 2002 and 2001             14

         Statements of Cash Flows for the years ended December 31,
         2003, 2002 and 2001                                              15

         Notes to Financial Statements                                    16

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Capital Mortgage Plus L.P.


We audited the accompanying statements of financial condition of Capital Mortgage Plus, L.P. (a Delaware Limited Partnership) as of December 31, 2003 and 2002 and the related statements of income, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mortgage Plus, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ REZNICK FEDDER & SILVERMAN
Bethesda, Maryland
March 20, 2004

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                         December 31,
                                                                 ----------------------------
                                                                    2003             2002
                                                                 ------------    ------------
Investments in mortgage loans (Note 3)                           $ 15,891,923    $ 16,098,198
Cash and cash equivalents                                             561,730       6,659,016
Accrued interest receivable (net of allowance
  of $759,641 and $617,893)                                           193,876         153,135
Loan origination costs (net of accumulated
  amortization of $177,323 and $162,743)                              483,278         497,858
Other assets                                                                0         406,229
                                                                 ------------    ------------

Total Assets                                                     $ 17,130,807    $ 23,814,436
                                                                 ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other liabilities                         $     25,014    $     25,741
  Due to general partner and affiliates (Note 4)                       18,250          56,407
                                                                 ------------    ------------

Total liabilities                                                      43,264          82,148
                                                                 ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs issued
   and outstanding) (Note 1)                                       17,302,333      23,880,785
  General Partner                                                    (214,790)       (148,497)
                                                                 ------------    ------------

Total partners' capital (deficit)                                  17,087,543      23,732,288
                                                                 ------------    ------------

Total Liabilities and Partners' Capital (Deficit)                $ 17,130,807    $ 23,814,436
                                                                 ============    ============

                See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME

                                      Years Ended December 31,
                                ------------------------------------
                                   2003         2002          2001
                                ----------   ----------   ----------
Revenues:

Interest income:
  Mortgage loans (Note 3)       $1,469,540   $2,490,705   $1,944,183
  Temporary investments             13,230       26,244       36,909
Other income                         2,782      451,800        3,302
                                ----------   ----------   ----------

Total revenues                   1,485,552    2,968,749    1,984,394
                                ----------   ----------   ----------

Expenses:

General and administrative          74,785       81,110       69,375
General and administrative-
  related parties (Note 4)         188,234      215,411      194,280
Provision for bad debts            141,748      146,388      262,062
Amortization                        99,037      210,010      219,042
                                ----------   ----------   ----------

Total expenses                     503,804      652,919      744,759
                                ----------   ----------   ----------

Net income                      $  981,748   $2,315,830   $1,239,635
                                ==========   ==========   ==========

Net income - limited partners   $  962,113   $2,269,513   $1,214,842
                                ==========   ==========   ==========

Number of BACs outstanding       1,836,660    1,836,660    1,836,660
                                ==========   ==========   ==========

Net income per BAC              $     0.52   $     1.24   $     0.66
                                ==========   ==========   ==========

                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

                                                                    Limited        General
                                                     Total          Partners        Partner
                                                  ------------    ------------    ------------

Partners' capital (deficit) - January 1, 2001     $ 23,464,812    $ 23,618,659    $   (153,847)
Net income                                           1,239,635       1,214,842          24,793
Distributions                                       (1,643,427)     (1,610,558)        (32,869)
                                                  ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2001     23,061,020      23,222,943        (161,923)
Net income                                           2,315,830       2,269,513          46,317
Distributions                                       (1,644,562)     (1,611,671)        (32,891)
                                                  ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2002     23,732,288      23,880,785        (148,497)
Net income                                             981,748         962,113          19,635
Distributions                                       (7,626,493)     (7,540,565)        (85,928)
                                                  ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2003   $ 17,087,543    $ 17,302,333    $   (214,790)
                                                  ============    ============    ============

                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                           -----------------------------------------
                                                              2003           2002           2001
                                                           -----------    -----------    -----------
Cash flows from operating activities:
Net income                                                 $   981,748    $ 2,315,830    $ 1,239,635
                                                           -----------    -----------    -----------

Adjustments to reconcile net income to net cash
  provided  by  operating activities:
Provision for bad debts                                        141,748        146,388        262,062
Gain on recovery of amortized portion of
  Mortenson Equity Loan                                              0       (569,859)             0
Loss of unamortized portion of Mortenson
  Loan costs                                                         0        121,561              0
Amortization                                                    99,037        210,010        219,042
Amortization of interest rate buydown                             (982)        (1,452)        (1,452)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable            (182,489)       109,095        (67,751)
Decrease (increase) in other assets                            406,229       (406,229)             0
(Decrease) increase in accounts payable
  and other liabilities                                           (727)           741              0
(Decrease) increase in due to general partner
  and affiliates                                               (38,157)       (16,673)        26,911
                                                           -----------    -----------    -----------
Total adjustments                                              424,659       (406,418)       438,812
                                                           -----------    -----------    -----------

Net cash provided by operating activities                    1,406,407      1,909,412      1,678,447
                                                           -----------    -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                         122,800      4,705,496        156,374
Receipt of principal on equity loan                                  0        577,885              0
                                                           -----------    -----------    -----------

Net cash provided by investing activities                      122,800      5,283,381        156,374
                                                           -----------    -----------    -----------

Cash flows from financing activities:
Distributions to partners                                   (7,626,493)    (1,644,562)    (1,643,427)
                                                           -----------    -----------    -----------

Net cash used in financing activities                       (7,626,493)    (1,644,562)    (1,643,427)
                                                           -----------    -----------    -----------

Net (decrease) increase  in cash and cash
  equivalents                                               (6,097,286)     5,548,231        191,394

Cash and cash equivalents at beginning of year               6,659,016      1,110,785        919,391
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year                   $   561,730    $ 6,659,016    $ 1,110,785
                                                           ===========    ===========    ===========


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 and 2001


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

The general partner of the Partnership is CIP Associates, Inc., a Delaware corporation (the "General Partner"). On November 17, 2003, Charter Mortgage Acceptance Company ("CharterMac"), acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations. Related FI BUC$ Associates, Inc. is the Assignor Limited Partner of the Registrant.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 and 2001


The accrued cash distributions per BAC were approximately $.52, $4.38 and $.88 for 2003, 2002 and 2001. The 2003, 2002 and 2001 distributions were made from adjusted cash flow from operations (and, in particular, of the fourth quarter 2002 distribution which was paid on February, 14, 2003 from the repayment of the Mortenson loan, $3.59 per BAC was considered to be a return of capital) and to a lesser extent were supplemented from working capital reserves, which was considered to be a return of capital.

NOTE 2 - Accounting Policies

a)  Basis of Accounting

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

d)  Revenue  Recognition
Interest income on the Mortgages loans consists of contingent and non-contingent interest as defined in the mortgage notes and other additional interest agreements. Non-contingent interest consists of base and default interest, which are recognized as earned. Contingent interest is based on the underlying Development's cash flows and is recognized when received.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



Note 3 - Investments in Mortgage Loans

Information relating to investments in Mortgages and Equity Loans as of December 31, 2003 and 2002 is as follows:



                                                                         Amounts Advanced
                                            -----------------------------------------------------------------------
              No. of
              Apart-              Final                                   Total      Investments in    Investments
Property/      ment    Invest-   Maturity                  Equity        Amounts       Loans at        in Loans at
Location       Unit     ment       Date      Mortgages      Loans       Advanced     12/31/2003(E)    12/31/2002(E)
---------     ------   -------   --------   -----------   ----------   -----------   --------------   -------------
Windemere      204      9/1990     9/2030     8,110,300      736,550     8,846,850     7,583,559          7,650,456
Apts./
Wichita, KS

Fieldcrest     112      8/1991     8/2031     3,343,700      383,300     3,727,000     3,163,777          3,214,166
III
Apts./
Dothan, AL

Holly          144      3/1993     3/2033     5,310,100      684,400     5,994,500     5,144,587          5,233,576
Ridge II
Apts./
Gresham, OR
                                            -----------------------------------------------------------------------


Total                                       $16,764,100   $1,804,250   $18,568,350   $15,891,923        $16,098,198

                                            =======================================================================


                     Interest earned by the Partnership during 2003
              ---------------------------------------------------------------
                   Non-contingent                     Contingent
              --------------------------   ----------------------------------
                               Default     Annual      Partici-
              Base Interest   Interest     Yield        pation       Total
Property/        Amount/       Amount/     Amount/      Amount/     Interest
Location         Rate (A)      Rate (B)    Rate (C)    Rate (D)      Earned
---------     -------------  -----------   --------   ----------   ----------
Windemere          605,366      123,525           0            0      728,891
Apts./               7.95%        1.60%       1.08%       30.00%
Wichita, KS

Fieldcrest         275,579            0           0            0      275,579
III
Apts./               8.68%           0%       1.36%       30.00%
Dothan, AL

Holly              413,475       51,595           0            0      465,070
Ridge II
Apts./              8.125%        1.00%        .64%       30.00%
Gresham, OR
              ---------------------------------------------------------------


Total           $1,294,420     $175,120    $      0   $        0   $1,469,540
              ===============================================================


                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 and 2001


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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the Equity Loans in the amounts of $15,823,007 and $68,916 respectively, at December 31, 2003 and $15,945,807 and $152,391,
respectively, at December 31, 2002.

                                          2003            2002
                                      ------------    ------------

Investment in loans January 1,        $ 16,098,198    $ 21,002,372

Additions:
Fieldcrest discount amortization               982           1,452
                                      ------------    ------------

                                               982           1,452
                                      ------------    ------------

Deductions:

Amortization of equity loans               (84,457)       (192,104)
Collection of principal-Mortgages
                       -Mortenson                0      (4,587,002)
                       -Windemere          (67,015)        (61,867)
                       -Fieldcrest         (23,829)        (21,839)
                       -Holly Ridge        (31,956)        (34,788)
Collection of principal-Equity Loan
                       -Mortenson*               0          (8,026)
                                      ------------    ------------
                                          (207,257)     (4,905,626)
                                      ------------    ------------

Investment in loans December 31,      $ 15,891,923    $ 16,098,198
                                      ============    ============

* This is the unamortized portion of the Equity Loan and the balance of the $577,885 repaid is included in other income on the Statements of Income.

The Windemere Mortgage is co-insured by HUD and Related Mortgage Corporation ("RMC"). The Fieldcrest III and Holly Ridge II Mortgages are insured by HUD. Mortenson was co-insured by HUD and RMC.

In addition to the interest rate payable during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow, if any, remaining after payment of the permanent loan interest and accrued interest if any, and certain amounts from sales or refinancing proceeds.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 and 2001


The Equity Loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the Developments. The Equity Loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At December 31, 2003, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") mortgage obligations. Windemere has not paid its default interest of approximately $124,000, $125,000 and $88,000 for the years ended December 31, 2003, 2002 and 2001. Hollyridge II has not paid its default interest of approximately $52,000 and $40,000 for the years ended December 31, 2003 and 2001. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $760,000 and $618,000 at December 31, 2003 and 2002, respectively.

NOTE 4 - Related Parties

The costs incurred to related parties for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                      2003       2002       2001
                                    --------   --------   --------
Partnership management fees (a)     $ 97,287   $119,098   $126,368
Expense reimbursement (b)             90,947     96,313     67,912
                                    --------   --------   --------

Total general and administrative-
  related parties                   $188,234   $215,411   $194,280
                                    ========   ========   ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. The fourth quarter 2002 Partnership management fee was calculated on the reduced asset base due to the repayment of the Mortenson Mortgage Loan and Equity Loan on October 31, 2002. During the years ended December 31, 2003, 2002 and 2001, payments of approximately $122,000, $126,000 and $126,000 were made, respectively. At December 31, 2003 and 2002, a balance of approximately $0 and $24,000 were due to the General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management; investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. During the years ended December 31, 2003, 2002 and 2001, payments of approximately $104,000, $106,000 and $41,000 were made, respectively, relating to these costs. As of December 31, 2003 and 2002, the General Partner and its affiliates were due approximately $19,000 and $32,000, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC was a co-insurer in the Mortenson Mortgage. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 and 2001


NOTE 5 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2003, the account balance exceeded the FDIC limit.

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

Investments in Loans
--------------------
At December 31, 2003, the estimated carrying value of the Mortgages and Equity Loans approximated fair value. The estimated fair values at December 31, 2003 were based on internal valuations of the three Developments collateralizing these mortgages. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument which sets forth the terms of a loan. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the loans and the lack of a ready market for such investments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 and 2001


NOTE 7 - Quarterly Financial Information (Unaudited)

                              First Quarter       Second Quarter       Third Quarter
                              ----------------    -----------------    ----------------

Fiscal Year 2003
-----------------------

Total Revenue                  $   392,458          $   369,127          $   368,774
Net earnings (loss)                279,371              247,029              214,328

Fiscal Year 2002
-----------------------

Total Revenue                  $   470,728          $   470,872          $   469,047
Net earnings (loss)                301,322              306,356              289,205


NOTE 8 - Subsequent Event

On February 14, 2004, distributions of $238,654 and $4,870 were paid to BAC holders and the General Partner, respectively, representing the 2003 fourth quarter distributions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc. , the general partner of the Registrant, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Registrant's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


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

On November 17, 2003, Charter Mortgage Acceptance Company ("CharterMac") acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations as the General Partner's management team remained unchanged. Certain information concerning the director and executive officers of the General Partner is set forth below.

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

CIP Associates Inc.

     Name                            Position                Position Held Since
---------------               ---------------------          -------------------
Stephen M. Ross               Director                              1988

Stuart J. Boesky              Senior Vice President                 1988

Alan P. Hirmes                Senior Vice President                 1988

Glenn F. Hopps                Treasurer                             1998

Teresa Wicelinski             Secretary                             1998

STEPHEN M. ROSS, 63, is a Director of the General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. ("Related") in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, Related has developed multi-family properties totaling in excess of 25,000 units, all of which it manages. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company ("CharterMac") which is a public company managed by an affiliate of the General Partner.

STUART J. BOESKY, 47, is a Senior Vice President of the General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company.

ALAN P. HIRMES, 49, is a Senior Vice President of the General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Related. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company.

GLENN F. HOPPS, 41, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 38, joined Related in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of March 3, 2004, no person was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner owns any Limited Partnership Interests or BACs.


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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Reznick, Fedder and Silverman and their respective affiliates (collectively, "Reznick") for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Registrant's Quarterly Reports on Form 10-Q for those years were $25,000 and $25,000, respectively.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were $8,300 and $8,000, respectively.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.




                                                                      Sequential
(a) 1.   Financial Statements                                            Page
         --------------------                                         ----------

         Independent Auditors' Report                                     11

         Statements of Financial Condition as of December 31,
         2003 and 2002                                                    12

         Statements of Income for the years ended December 31,
         2003, 2002 and 2001                                              13

         Statements of Changes in Partners' Capital (Deficit)
         for the years ended December 31, 2003, 2002 and 2001             14

         Statements of Cash Flows for the years ended December 31,
         2003, 2002 and 2001                                              15

         Notes to Financial Statements                                    16


(a) 2.   Financial Statement Schedules
         -----------------------------

         All  schedules  have been  omitted  because  they are not
         required  or because  the  required   information  is
         contained  in  the  financial statements or notes hereto.

(a) 3.   Exhibits
         --------

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

                                                                      Sequential
                                                                         Page
                                                                      ----------

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

99.      Additional Exhibits
         -------------------

(a)      Reports on Form 8-K
         -------------------

         On January 6, 2004,  Registrant  filed with the SEC a
         Current Report on Form 8-K. This Current Report contained details regarding a tender offer by Paco Development, L.L.C. and Registrant's response to such tender offer via a press release.

(b)      Exhibits:

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


                           CAPITAL MORTGAGE PLUS L.P.
                                  (Registrant)



                                            By:    CIP ASSOCIATES, INC.
                                                   General Partner



Date:  March 30, 2004                              By: /s/ Alan P. Hirmes
                                                       ------------------
                                                       Alan P. Hirmes
                                                       Senior Vice President
                                                       (Principal Executive and
                                                       Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                         Title                           Date
-------------------     ---------------------------------------   --------------

                        Senior Vice President (principal
/s/ Alan P. Hirmes      executive and financial officer)
------------------      of CIP Associates, Inc.
Alan P. Hirmes          (the General Partner of the Registrant)   March 30, 2004




/s/ Glenn F. Hopps      Treasurer (principal accounting
------------------      officer) of CIP Associates, Inc.
Glenn F. Hopps          (the General Partner of the Registrant)   March 30, 2004



/s/ Stephen M. Ross
-------------------     Director of CIP Associates, Inc.
Stephen M. Ross         (the General Partner of the Registrant)   March 30, 2004

                                                                    Exhibit 31.1

                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending December 31, 2003 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

         d) disclosed in this annual report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: March 30, 2004
               --------------
                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Principal Executive Officer and
                               Principal Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In  connection  with the  Annual  Report of  Capital  Mortgage  Plus  L.P.  (the
"Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     March 30, 2004