Form 10-Q
period 2004-03-31
CAPITAL MORTGAGE PLUS L P
filed 2004-05-12
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2004

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
                        STATEMENTS OF FINANCIAL CONDITION

                                                   ============    ============
                                                     March 31,     December 31,
                                                       2004            2003
                                                   ------------    ------------
                                                    (Unaudited)

ASSETS

Investments in mortgage loans
  (Note 2)                                         $ 15,844,606    $ 15,891,923
Cash and cash equivalents                               659,073         561,730
Accrued interest receivable
  (net of allowance of $790,641
  and $759,641)                                         206,609         193,876
Loan origination costs
  (net of accumulated
  amortization of $180,968
  and $177,323)                                         479,633         483,278
                                                   ------------    ------------
Total assets                                       $ 17,189,921    $ 17,130,807
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other
   liabilities                                     $     37,251    $     25,014
  Due to general partner and
   affiliates (Note 3)                                   63,221          18,250
                                                   ------------    ------------
Total liabilities                                       100,472          43,264
                                                   ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                           17,304,200      17,302,333
  General Partner                                      (214,751)       (214,790)
                                                   ------------    ------------

Total partners' capital (deficit)                    17,089,449      17,087,543
                                                   ------------    ------------
Total liabilities and partners' capital
  (deficit)                                        $ 17,189,921    $ 17,130,807
                                                   ============    ============


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                       =========================
                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                         2004             2003
                                                       -------------------------

Revenues
Interest income:
  Mortgage loans (Note 2)                              $365,966         $380,956
  Temporary investments                                     915           10,539
Other income                                                400              963
                                                       --------         --------

Total revenues                                          367,281          392,458
                                                       --------         --------

Expenses
General and administrative                               29,626           16,571
General and administrative-
  related parties (Note 3)                               43,322           40,043
Provision for bad debts                                  31,000           30,559
Amortization                                             17,903           25,914
                                                       --------         --------

Total expenses                                          121,851          113,087
                                                       --------         --------

Net income                                             $245,430         $279,371
                                                       ========         ========

Allocation of Net income:

Limited Partners                                       $240,521         $273,784
                                                       ========         ========

General Partner                                        $  4,909         $  5,587
                                                       ========         ========

Net income per BAC                                     $   0.13         $   0.15
                                                       ========         ========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                               =================================================
                                                   Limited           General
                                   Total           Partners          Partner
                               -------------------------------------------------
Partners' capital
  (deficit) -
  January 1, 2004              $ 17,087,543      $ 17,302,333      $   (214,790)
Net income                          245,430           240,521             4,909
Distributions                      (243,524)         (238,654)           (4,870)
                               ------------      ------------      ------------
Partners' capital
  (deficit) -
  March 31, 2004               $ 17,089,449      $ 17,304,200      $   (214,751)
                               ============      ============      ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                ==============================
                                                      Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                    2004              2003
                                                ------------------------------
Cash flows from operating activities:

Net income                                      $   245,430        $   279,371

Adjustments to reconcile net income
   to net cash provided by operating
   activities:

Provision for bad debts                              31,000             30,559
Amortization expense                                 17,903             25,914
Amortization of interest rate buydown                     0               (363)
Increase in accrued interest receivable             (43,733)           (30,046)
Decrease in other assets                                  0            406,229
Increase (decrease) in accounts payable
   and other liabilities                             12,237              6,068
Increase (decrease) in due to general partner
   and affiliates                                    44,971             15,090
                                                -----------        -----------

Net cash provided by operating
   activities                                       307,808            732,822
                                                -----------        -----------

Cash flows from investing activities:
Receipt of principal on mortgage
   loans                                             33,059             30,497
                                                -----------        -----------

Cash flows from financing activities:
Distributions to partners                          (243,524)        (6,903,850)
                                                -----------        -----------

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                ==============================
                                                      Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                    2004              2003
                                                ------------------------------
Net increase (decrease) in cash and cash
   equivalents                                       97,343         (6,140,531)

Cash and cash equivalents at
   beginning of period                              561,730          6,659,016
                                                -----------        -----------

Cash and cash equivalents at
   end of period                                $   659,073        $   518,485
                                                ===========        ===========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 2004 and the results of operations and its cash flows for the three months ended March 31, 2004 and 2003. However, the operating results for the three months ended March 31, 2004 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

Note 2 - Investments in Mortgage Loans

Information relating to investments in the Mortgages and Equity Loans as of March 31, 2004 is as follows:

                                                                                Amounts Advanced
                                                   --------------------------------------------------------------------------
                  No. of     Date
                  Apart-      of        Final                                       Total       Investments     Investments
Property/          ment     Invest-    Maturity     Mortgage         Equity        Amounts      in Loans at     in Loans at
Location          Units      ment        Date         Loans           Loans        Advanced     3/31/2004(E)    12/31/2003(E)
---------         ------    -------    --------    -----------    ------------   -----------    ------------    -------------

Windemere          204       9/90        5/32      $ 8,110,300    $    736,550   $ 8,846,850    $  7,565,951    $   7,583,559
Apts./
Wichita, KS
Fieldcrest III     112       8/91        7/32        3,343,700         383,300     3,727,000       3,157,488        3,163,777
Apts./
Dothan, AL
Holly Ridge        144       3/93        8/34        5,310,100         684,400     5,994,500       5,121,167        5,144,587
II Apts./
Gresham, OR
                                                   --------------------------------------------------------------------------
Total                                              $16,764,100      $1,804,250   $18,568,350    $ 15,844,606    $  15,891,923
                                                   ==========================================================================

                       Interest earned by the Parntership during 2004
                  -------------------------------------------------------
                      Non-contingent                Contingent
                  --------------------    -------------------------------
                                                      Cash
                                                      Flow
                    Base      Default     Annual     Partici-
                  Interest    Interest    Yield       pation      Total
Property/          Amount/     Amount/    Amount/     Amount/    Interest
Location           Rate(A)     Rate(B)    Rate(C)     Rate(D)     Earned
---------         --------    --------    -------    --------    --------

Windemere         $150,489    $ 31,000          0           0    $181,489
Apts./               7.95%       1.60%      1.08%      30.00%
Wichita, KS
Fieldcrest III      68,563           0          0           0      68,563
Apts./               8.68%          0%      1.36%      30.00%
Dothan, AL
Holly Ridge        102,914      13,000          0           0     115,914
II Apts./           8.125%       1.00%       .64%      30.00%
Gresham, OR
                  -------------------------------------------------------
Total             $321,966    $ 44,000    $     0    $      0    $365,966
                  =======================================================


                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the Equity Loans in the amounts of $15,789,948 and $54,658, respectively, at March 31, 2004 and $15,823,007 and $68,916, respectively, at December 31, 2003.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


Investments in loans January 1, 2003          $16,098,198

Additions:
  Fieldcrest discount amortization                    982

Deductions:
  Amortization of Equity Loans                    (84,457)
  Collection of principal - Windemere             (67,015)
                          - Fieldcrest            (23,829)
                          - Holly Ridge           (31,956)
                                              -----------

                                                 (207,257)
                                              -----------
Investments in loans
  December 31, 2003:                           15,891,923
                                              -----------

Deductions
  Amortization of Equity Loans                    (14,258)
  Collection of principal - Windemere             (17,608)
                          - Fieldcrest             (6,289)
                          - Holly Ridge            (9,162)
                                              -----------

                                                  (47,317)
                                              -----------

Investments in loans March 31, 2004           $15,844,606
                                              ===========

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

At March 31, 2004, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


$751,000 for the three months ended March 31, 2004 and the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1996. Hollyridge has not paid its default interest of an aggregate of approximately $105,000 for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2001. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $791,000 and $760,000 at March 31, 2004 and December 31, 2003, respectively. The allowance has been reflected in provision for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three months ended March 31, 2004 and 2003 were as follows:

                                                         =======================
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                          2004            2003
                                                         -----------------------
Partnership management fees (a)                          $24,322         $24,322
Expense reimbursement (b)                                 19,000          15,721
                                                         -------         -------
Total general and administrative-
  related parties                                        $43,322         $40,043
                                                         =======         =======

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At March 31, 2004 and December 31, 2003, a balance of approximately $24,000 and $0 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $38,000 and $19,000 were accrued and unpaid as of March 31, 2004 and December 31, 2003, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor.


Note 4 - Subsequent Event

It is anticipated that during May 2004, distributions of approximately $239,000 and $5,000 will be paid to BACs holders and the General Partner, respectively, representing the 2004 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in Mortgage and Equity Loans and (2) the working capital reserve.

During the three months ended March 31, 2004, cash and cash equivalents of the Partnership increased by approximately $97,000 due to cash provided by operating activities of approximately $308,000 and collections of principal on mortgage loans of approximately $33,000 less distributions paid to Partners of approximately $244,000. Amortization of approximately $18,000 is included in the adjustments to reconcile the net income to cash provided by operating activities.

A distribution of approximately $239,000 was made to the limited partners or BACs holders during the three months ended March 31, 2004. A total of approximately $5,000 was distributed to the General Partner during the three months ended March 31, 2004.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's investments in Mortgages are insured or co-insured by HUD and additionally one Mortgage is coinsured by a private mortgage lender (which is an affiliate of the General Partner). The Partnership's investments in uninsured non-interest bearing Equity Loans (which represented approximately 10% of the Partnership's portfolio when originated) are secured by partnership interests in these properties. Due to the prepayment of two of the Partnership's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States. Thus, the Partnership may not be protected against a general downturn in the national economy.

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The Partnership does not absorb any losses from its investments in Mortgages and Equity Loans. In addition such loans are insured or co-insured by HUD and thus the Partnership has concluded that consolidation of the financial statements of its Mortgages and Equity Loans is not required.


Results of Operations
---------------------

Three months ended March 31, 2004 compared with the three months ended March 31,
--------------------------------------------------------------------------------
2003
----

Results of operations for the three months ended March 31, 2004 and 2003 consisted primarily of interest income earned from investment in Mortgages of approximately $366,000 and $381,000, respectively.

Interest income from temporary investments decreased approximately $10,000 for the three months ended March 31, 2004 as compared to the same period in 2003 primarily due to lower cash and cash equivalents balance earning interest.

General and administrative increased approximately $13,000 for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to an underaccrual of accounting in 2003 and an increase in legal expense associated with the Paco Development, L.L.C. tender offer. See Item 6.

Amortization expense decreased approximately $8,000 for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to the Equity Loan of Fieldcrest being fully amortized as of December 31, 2003.

A provision for bad debts of approximately $31,000 was charged to operations for the three months ended March 31, 2004, representing the 2004 default interest due for Windemere, none of which is expected to be paid.

Off-Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The Partnership does not have any contractual obligations of the type required to be disclosed under this heading.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

Internal Control over Financial Reporting
-----------------------------------------
There have not been any changes in Partnership's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:


                 31.1    Certification  Pursuant  to  Rule  13a-14(a)  or  Rule
                         15d-14(a).

                 32.1    Certification Pursuant to Rule 13a-14(b) or Rule 15d-14
                         (b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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

Date:  May 12, 2004

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Senior Vice President
                                    (Principal Executive and Financial
                                    Officer)

Date:  May 12, 2004

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps
                                    Treasurer
                                    (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2004 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: May 12, 2004
               ------------

                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13A-14(B) OR RULE 15D-14(B) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     May 12, 2004