Form 10-Q
period 2004-06-30
CAPITAL MORTGAGE PLUS L P
filed 2004-08-10
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF THE SECURITIES
-----  EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2004

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
                        STATEMENTS OF FINANCIAL CONDITION

                                                   ============================
                                                     June 30,      December 31,
                                                       2004            2003
                                                   ------------    ------------
                                                    (Unaudited)

ASSETS
Investments in mortgage loans
  (Note 2)                                         $ 15,793,494    $ 15,891,923
Cash and cash equivalents                               732,567         561,730
Accrued interest receivable
  (net of allowance of $821,865
  and $759,641)                                         185,428         193,876
Loan origination costs
  (net of accumulated
  amortization of $184,613
  and $177,323)                                         475,988         483,278
                                                   ------------    ------------
Total assets                                       $ 17,187,477    $ 17,130,807
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other
   liabilities                                     $     29,126    $     25,014
  Due to general partner and
   affiliates (Note 3)                                   63,347          18,250
                                                   ------------    ------------
Total liabilities                                        92,473          43,264
                                                   ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                           17,309,645      17,302,333
  General Partner                                      (214,641)       (214,790)
                                                   ------------    ------------

Total partners' capital (deficit)                    17,095,004      17,087,543
                                                   ------------    ------------
Total liabilities and partners' capital
  (deficit)                                        $ 17,187,477    $ 17,130,807
                                                   ============    ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                       ===================   ===================
                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         2004       2003       2004       2003
                                       -------------------   -------------------
Revenues
Interest income:
Mortgage loans (Note 2)                $365,882   $367,640   $731,848   $748,596
Temporary investments                     1,176        824      2,091     11,363
Other income                                800        663      1,200      1,626
                                       --------   --------   --------   --------

Total revenues                          367,858    369,127    735,139    761,585
                                       --------   --------   --------   --------

Expenses
General and administrative               18,994     16,074     48,620     32,645
General and administrative-
  related parties (Note 3)               55,946     49,160     99,268     89,203
Provision for bad debts                  31,224     30,832     62,224     61,391
Amortization                             17,904     26,032     35,807     51,946
                                       --------   --------   --------   --------

Total expenses                          124,068    122,098    245,919    235,185
                                       --------   --------   --------   --------

Net income                             $243,790   $247,029   $489,220   $526,400
                                       ========   ========   ========   ========

Allocation of Net income:

Limited Partners                       $238,914   $242,088   $479,436   $515,872
                                       ========   ========   ========   ========

General Partner                        $  4,876   $  4,941   $  9,784   $ 10,528
                                       ========   ========   ========   ========

Net income per BAC                     $   0.13   $   0.13   $   0.26   $   0.28
                                       ========   ========   ========   ========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                               ================================================
                                                   Limited            General
                                  Total            Partners           Partner
                               ------------------------------------------------
Partners' capital
  (deficit) -
  January 1, 2004              $ 17,087,543      $ 17,302,333      $   (214,790)
Net income                          489,220           479,436             9,784
Distributions                      (481,759)         (472,124)           (9,635)
                               ------------      ------------      ------------
Partners' capital
  (deficit) -
  June 30, 2004                $ 17,095,004      $ 17,309,645      $   (214,641)
                               ============      ============      ============

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     ==========================
                                                          Six months ended
                                                              June 30,
                                                     --------------------------
                                                        2004           2003
                                                     --------------------------
Cash flows from operating activities:
Net income                                           $   489,220    $   526,400

Adjustments to reconcile net income
   to net cash provided
   by operating activities:

Provision for bad debts                                   62,224         61,391
Amortization expense                                      35,807         51,946
Amortization of interest rate buydown                          0           (726)
Increase in accrued interest receivable                  (53,776)       (73,541)
Decrease in other assets                                       0        406,229
Increase in accounts payable and other liabilities         4,111          1,575
Increase in due to general partner and affiliates         45,097         13,437
                                                     -----------    -----------

Net cash provided by operating
   activities                                            582,683        986,711
                                                     -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage
   loans                                                  69,913         61,624
                                                     -----------    -----------

Cash flows from financing activities:
Distributions to partners                               (481,759)    (7,142,086)
                                                     -----------    -----------


                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                     ==========================
                                                          Six months ended
                                                              June 30,
                                                     --------------------------
                                                        2004           2003
                                                     --------------------------
Net increase (decrease) in cash and cash
   equivalents                                           170,837     (6,093,751)

Cash and cash equivalents at
   beginning of period                                   561,730      6,659,016
                                                     -----------    -----------

Cash and cash equivalents at
   end of period                                     $   732,567    $   565,265
                                                     ===========    ===========

See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in Capital Mortgage Plus L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of CIP Associates, Inc, a Delaware Corporation (the "General Partner"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003. However, the operating results for the three and six months ended June 30, 2004 may not be indicative of the results for the year.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

Note 2 - Investments in Mortgage Loans

Information relating to investments in the Mortgages and Equity Loans as of June 30, 2004 is as follows:


                                                                              Amounts Advanced
                                                   -------------------------------------------------------------------------


                        No. of   Date
                        Apart-    of       Final                                    Total        Investments     Investments
Property/                ment   Invest-  Maturity    Mortgage        Equity        Amounts       in Loans at     in Loans at
Location                Units    ment      Date       Loans          Loans        Advanced       6/30/2004(E)   12/31/2003(E
--------                -----    ----      ----    -----------    -----------    -----------     ------------   ------------
Windemere                204     9/90      5/32    $ 8,110,300    $   736,550    $ 8,846,850     $ 7,547,988     $ 7,583,559
Apts./
Wichita, KS
Fieldcrest III           112     8/91      7/32      3,343,700        383,300      3,727,000       3,151,060       3,163,777
Apts./
Dothan, AL
Holly Ridge              144     3/93      8/34      5,310,100        684,400      5,994,500       5,094,446       5,144,587
II Apts./
Gresham, OR
                                                   -------------------------------------------------------------------------
Total                                              $16,764,100    $ 1,804,250    $18,568,350     $15,793,494     $15,891,923
                                                   =========================================================================




                                  Interest earned by the Partnership during 2004
                        ------------------------------------------------------------------
                              Non-contingent                        Contingent
                        ---------------------------     ----------------------------------
                                                                      Cash
                                                                      Flow
                           Base           Default        Annual     Partici-
                         Interest         Interest       Yield       pation       Total
Property/                 Amount/         Amount/        Amount/     Amount/     Interest
Location                  Rate (A)        Rate (B)      Rate (C)    Rate (D)      Earned
--------                -----------     -----------     --------    --------   -----------
Windemere               $   300,624     $    62,224          0           0     $   362,848
Apts./                         7.95%           1.60%      1.08%      30.00%
Wichita, KS
Fieldcrest III              136,988               0          0           0         136,988
Apts./                         8.68%              0%      1.36%      30.00%
Dothan, AL
Holly Ridge                 205,638          26,374          0           0         232,012
II Apts./                                     8.125%      1.00%        .64%          30.00%
Gresham, OR
                       -------------------------------------------------------------------
Total                   $   643,250     $    88,598       $  0       $   0     $   731,848
                       ===================================================================


                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)



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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the Equity Loans in the amounts of $15,753,094 and $40,400, respectively, at June 30, 2004 and $15,823,007 and
     $68,916, respectively, at December 31, 2003.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


Investments in loans January 1, 2003               $16,098,198

Additions:
  Fieldcrest discount amortization                         982

Deductions:
  Amortization of Equity Loans                         (84,457)
  Collection of principal   -  Windemere               (67,015)
                            -  Fieldcrest              (23,829)
                            -  Holly Ridge             (31,956)
                                                   -----------

                                                      (207,257)
Investments in loans
  December 31, 2003:                                15,891,923
                                                   -----------

Deductions
  Amortization of Equity Loans                         (28,516)
  Collection of principal   -  Windemere               (35,571)
                            -  Fieldcrest              (12,717)
                            -  Holly Ridge             (21,625)
                                                   -----------

                                                       (98,429)

Investments in loans June 30, 2004                 $15,793,494
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

At June 30, 2004, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)



$782,000 for the six months ended June 30, 2004 and the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1996. Hollyridge has not paid its default interest of an aggregate of approximately $118,000 for the six months ended June 30, 2004 and the years ended December 31, 2003 and 2001. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $822,000 and $760,000 at June 30, 2004 and December 31, 2003, respectively. The allowance has been reflected in provision for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three and six months ended June 30, 2004 and 2003 were as follows:

                                  ====================      ====================
                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                  --------------------      --------------------
                                    2004         2003         2004         2003
                                  --------------------      --------------------
Partnership manage-
  ment fees (a)                   $24,322      $24,322      $48,644      $48,644
Expense reimburse-
  ment (b)                         31,624       24,838       50,624       40,559
                                  -------      -------      -------      -------
Total general and
  administrative-
  related parties                 $55,946      $49,160      $99,268      $89,203
                                  =======      =======      =======      =======

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)



(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At June 30, 2004 and December 31, 2003, a balance of approximately $24,000 and $0 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $38,000 and $19,000 were accrued and unpaid as of June 30, 2004 and December 31, 2003, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor.


Note 4 - Subsequent Event

It is anticipated that during August 2004, distributions of approximately $233,000 and $5,000 will be paid to Beneficial Assignment Certificate ("BAC") holders and the General Partner, respectively, representing the 2004 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in Mortgage and Equity Loans and (2) the working capital reserve.

During the six months ended June 30, 2004, cash and cash equivalents of the Partnership increased by approximately $171,000 due to cash provided by operating activities of approximately $583,000 and collections of principal on mortgage loans of approximately $70,000 less distributions paid to Partners of approximately $482,000. Amortization of approximately $36,000 is included in the adjustments to reconcile the net income to cash provided by operating activities.

Distributions of approximately $472,000 were made to the limited partners or BACs holders during the six months ended June 30, 2004. A total of approximately $10,000 was distributed to the General Partner during the six months ended June 30, 2004.

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

Results of Operations
---------------------

Three and six months ended June 30, 2004  compared with the three and six months
--------------------------------------------------------------------------------
ended June 30, 2003
-------------------

Results of operations for the three and six months ended June 30, 2004 and 2003 consisted primarily of interest income earned from investment in Mortgages of approximately $366,000 and $368,000 and $732,000 and $749,000, respectively.

Interest income from temporary investments decreased approximately $9,000 for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to lower cash and cash equivalents balance earning interest.

General and administrative increased approximately $3,000 and $16,000 for the three and six months ended June 30, 2004 as compared to the same periods in 2003, primarily due to an underaccrual of accounting in 2003 and an increase in legal expense associated with the Paco Development, L.L.C. tender offer in 2004.

General and administrative-related parties increased approximately $7,000 and $10,000 for the three and six months ended June 30, 2004 as compared to the same periods in 2003, primarily due to increased expense reimbursements due to the General Partner for asset monitoring and overhead.

Amortization expense decreased approximately $8,000 and $16,000 for the three and six months ended June 30, 2004 as compared to the same periods in 2003, primarily due to the Equity Loan of Fieldcrest being fully amortized as of December 31, 2003.

A provision for bad debts of approximately $31,000 and $62,000 was charged to operations for the three and six months ended June 30, 2004, representing the 2004 default interest due for Windemere, none of which is expected to be paid.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------
     The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b)  Internal Control over Financial Reporting
     -----------------------------------------
     There have not been any changes in Partnership's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

           (b) Current report on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                            By: CIP ASSOCIATES, INC.
                                General Partner

Date:  August 10, 2004

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Senior Vice President
                                    (Principal Executive and Financial
                                    Officer)

Date:  August 10, 2004

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps
                                    Treasurer
                                    (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: August 10, 2004

                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Principal Executive Officer and
                               Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


A signed original of this written statement required by Section 906 been provided to the Partnership and will be retained by the Partners and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     August 10, 2004