Form 10-Q
period 2004-09-30
CAPITAL MORTGAGE PLUS L P
filed 2004-11-10
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2004

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
                        STATEMENTS OF FINANCIAL CONDITION

                                                   ============    ============
                                                   September 30,   December 31,
                                                       2004            2003
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Investments in mortgage loans
  (Note 2)                                         $ 15,751,166    $ 15,891,923
Cash and cash equivalents                               731,256         561,730
Accrued interest receivable
  (net of allowance of $852,704
  and $759,641)                                         266,864         193,876
Loan origination costs
  (net of accumulated
  amortization of $188,258
  and $177,323)                                         472,343         483,278
                                                   ------------    ------------
Total assets                                       $ 17,221,629    $ 17,130,807
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other
   liabilities                                     $     18,772    $     25,014
  Due to general partner and
   affiliates (Note 3)                                  121,525          18,250
                                                   ------------    ------------
Total liabilities                                       140,297          43,264
                                                   ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                           17,296,246      17,302,333
  General Partner                                      (214,914)       (214,790)
                                                   ------------    ------------

Total partners' capital (deficit)                    17,081,332       17,087,543
                                                   ------------    ------------
Total liabilities and partners' capital
  (deficit)                                        $ 17,221,629    $ 17,130,807
                                                   ============    ============


See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                               =======================   =======================
                                 Three months ended         Nine months ended
                                     September 30,             September 30,
                               -----------------------   -----------------------
                                  2004         2003         2004         2003
                               -----------------------   -----------------------
Revenues
Interest income:
Mortgage loans (Note 2)        $  364,721   $  367,386   $1,096,569   $1,115,982
Temporary investments               1,922          932        4,013       12,295
Other income                        1,000          456        2,200        2,082
                               ----------   ----------   ----------   ----------

Total revenues                    367,643      368,774    1,102,782    1,130,359
                               ----------   ----------   ----------   ----------

Expenses
General and administrative         11,140        9,188       59,760       41,833
General and administrative-
  related parties (Note 3)         80,555       57,058      179,823      146,261
Provision for bad debts            30,838       62,406       93,062      123,797
Amortization                       17,903       25,794       53,710       77,740
                               ----------   ----------   ----------   ----------

Total expenses                    140,436      154,446      386,355      389,631
                               ----------   ----------   ----------   ----------

Net income                     $  227,207   $  214,328   $  716,427   $  740,728
                               ==========   ==========   ==========   ==========

Allocation of Net income:

Limited Partners               $  222,663   $  210,041   $  702,098   $  725,913
                               ==========   ==========   ==========   ==========

General Partner                $    4,545   $    4,287   $   14,329   $   14,815
                               ==========   ==========   ==========   ==========

Net income per BAC             $     0.12   $     0.11   $     0.38   $     0.39
                               ==========   ==========   ==========   ==========


See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                               =================================================
                                                   Limited           General
                                  Total            Partners          Partner
                               -------------------------------------------------
Partners' capital
  (deficit) -
  January 1, 2004              $ 17,087,543      $ 17,302,333      $   (214,790)
Net income                          716,427           702,098            14,329
Distributions                      (722,638)         (708,185)          (14,453)
                               ------------      ------------      ------------
Partners' capital
  (deficit) -
  September 30, 2004           $ 17,081,332      $ 17,296,246      $   (214,914)
                               ============      ============      ============


See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   ============================
                                                        Nine months ended
                                                          September 30,
                                                   ----------------------------
                                                      2004              2003
                                                   ----------------------------
Cash flows from operating activities:

Net income                                         $   716,427      $   740,728

Adjustments to reconcile net income
   to net cash provided
   by operating activities:

Provision for bad debts                                 93,062          123,797
Amortization expense                                    53,710           77,740
Amortization of interest rate buydown                        0             (982)
Increase in accrued interest receivable               (166,050)        (117,421)
Decrease in other assets                                     0          406,229
Decrease in accounts payable and
   other liabilities                                    (6,243)         (25,000)
Increase (decrease) in due to general
   partner and affiliates                              103,275          (37,865)
                                                   -----------      -----------

Net cash provided by operating activities              794,181        1,167,226
                                                   -----------      -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                  97,983           93,396
                                                   -----------      -----------

Cash flows from financing activities:
Distributions to partners                             (722,638)      (7,382,964)
                                                   -----------      -----------

Net increase (decrease) in cash and cash
   equivalents                                         169,526       (6,122,342)

Cash and cash equivalents at
   beginning of period                                 561,730        6,659,016
                                                   -----------      -----------

Cash and cash equivalents at
   end of period                                   $   731,256      $   536,674
                                                   ===========      ===========


See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in Capital Mortgage Plus L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of CIP Associates, Inc, a Delaware Corporation (the "General Partner"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003. However, the operating results for the three and nine months ended September 30, 2004 may not be indicative of the results for the year.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans

Information relating to investments in the Mortgages and Equity Loans as of September 30, 2004 is as follows:


                                                                              Amounts Advanced
                                                     ---------------------------------------------------------------------



                       No. of    Date
                       Apart-     of        Final                                 Total       Investments    Investments
Property/              ment     Invest-   Maturity    Mortgage      Equity       Amounts      in Loans at    in loans at
Location               Units      ment      Date        Loans         Loans      Advanced     9/30/2004(E)   12/31/2003(E)
--------               ------   -------   --------   -----------   ----------   -----------   ------------   -------------
Windemere                204     9/90       5/32     $ 8,110,300   $  736,550   $ 8,846,850    $ 7,529,663     $ 7,583,559
Apts./
Wichita, KS
Fieldcrest III           112     8/91       7/32       3,343,700      383,300     3,727,000      3,144,491       3,163,777
Apts./
Dothan, AL
Holly Ridge              144     3/93       8/34       5,310,100      684,400     5,994,500      5,077,012       5,144,587
II Apts./
Gresham, OR
                                                     ---------------------------------------------------------------------

Total                                                $16,764,100   $1,804,250   $18,568,350    $15,751,166     $15,891,923
                                                     =====================================================================

                          Interest earned by the Partnership during 2004
                       ------------------------------------------------------
                          Non-contingent              Contingent
                       -------------------   --------------------------------

                                                        Cash
                                                        Flow
                         Base      Default   Annual    Partici-
                       Interest   Interest   Yield      pation      Total
Property/               Amount/    Amount/   Amount/    Amount/    Interest
Location                Rate(A)    Rate(B)   Rate(C)    Rate(D)     Earned
--------               --------   --------   -------   --------   -----------
Windemere              $450,398   $ 93,062   $     0   $      0   $   543,460
Apts./                    7.95%      1.60%     1.08%     30.00%
Wichita, KS
Fieldcrest III          205,271          0         0          0       205,271
Apts./                    8.68%         0%     1.36%     30.00%
Dothan, AL
Holly Ridge             308,168     39,670         0          0       347,838
II Apts./                8.125%      1.00%      .64%     30.00%
Gresham, OR
                       ------------------------------------------------------

Total                  $963,837   $132,732   $     0   $      0   $1,096,569
                       ======================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the Equity Loans in the amounts of $15,725,024 and $26,142, respectively, at September 30, 2004 and $15,823,007 and $68,916, respectively, at December 31, 2003.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)




Investments in loans January 1, 2003                               $16,098,198

Additions:
  Fieldcrest discount amortization                                         982

Deductions:
  Amortization of Equity Loans                                         (84,457)
  Collection of principal - Windemere                                  (67,015)
                          - Fieldcrest                                 (23,829)
                          - Holly Ridge                                (31,956)
                                                                  -------------

                                                                      (207,257)
Investments in loans
  December 31, 2003:                                                15,891,923
                                                                  -------------

Deductions
  Amortization of Equity Loans                                         (42,774)
  Collection of principal - Windemere                                  (53,896)
                          - Fieldcrest                                 (19,286)
                          - Holly Ridge                                (24,801)
                                                                  -------------

                                                                      (140,757)

Investments in loans September 30, 2004                            $15,751,166
                                                                  =============

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


At September 30, 2004, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately $813,000 for the nine months ended September 30, 2004 and the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1996. Hollyridge has not paid its default interest of an aggregate of approximately $131,000 for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2001. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $853,000 and $760,000 at September 30, 2004 and December 31, 2003, respectively. The allowance has been reflected in provision for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three and nine months ended September 30, 2004 and 2003 were as follows:

                       ===================     =====================
                       Three Months Ended        Nine Months Ended
                           September 30,           September 30,
                       -------------------     ---------------------
                        2004        2003         2004         2003
                       -------------------     ---------------------
Partnership manage-
  ment fees (a)        $24,322     $24,322     $ 72,966     $ 72,966
Expense reimburse-
  ment (b)              56,233      32,736      106,857       73,295
                       -------     -------     --------     --------
Total general and
  administrative-
  related parties      $80,555     $57,058     $179,823     $146,261
                       =======     =======     ========     ========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At September 30, 2004 and December 31, 2003, a balance of approximately $49,000 and $0 was due to the General Partners for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $72,000 and $19,000 were accrued and unpaid as of September 30, 2004 and December 31, 2003, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor.


Note 4 - Subsequent Event

It is anticipated that during November 2004, distributions of approximately $239,000 and $5,000 will be paid to Beneficial Assignment Certificate ("BAC") holders and the General Partner, respectively, representing the 2004 third quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in Mortgage and Equity Loans and (2) the working capital reserve.

During the nine months ended September 30, 2004, cash and cash equivalents of the Partnership increased by approximately $170,000 due to cash provided by operating activities of approximately $794,000 and collections of principal on mortgage loans of approximately $98,000 less distributions paid to partners of approximately $723,000. Amortization of approximately $54,000 is included in the adjustments to reconcile the net income to cash provided by operating activities.

Distributions of approximately $708,000 were made to the limited partners or BAC holders during the nine months ended September 30, 2004. A total of approximately $14,000 was distributed to the General Partner during the nine months ended September 30, 2004.

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

Results of Operations
---------------------

Three and nine months ended  September 30, 2004 compared with the three and nine
--------------------------------------------------------------------------------
months ended September 30, 2003
-------------------------------

Results of operations for the three and nine months ended September 30, 2004 and 2003 consisted primarily of interest income earned from investment in Mortgages of approximately $365,000 and $367,000 and $1,097,000 and $1,116,000,
respectively.

Interest income from temporary investments increased (decreased) approximately $1,000 and ($8,000) for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, primarily due to proceeds from the sale of Mortenson Manor earning interest during the first quarter of 2003.

General and administrative increased approximately $2,000 and $18,000 for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, primarily due to an underaccrual of accounting in 2003 and an increase in legal fees associated with the Paco Development, L.L.C. tender offer in 2004.

General and administrative-related parties increased approximately $23,000 and $34,000 for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, primarily due to increased expense reimbursements due to the General Partner for asset monitoring and overhead.

Amortization expense decreased approximately $8,000 and $24,000 for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, primarily due to the Equity Loan of Fieldcrest being fully amortized as of December 31, 2003.

A provision for bad debts of approximately $31,000 and $93,000 was charged to operations for the three and nine months ended September 30, 2004, representing the 2004 default interest due for Windemere, none of which is expected to be paid.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------
     The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

               (10A)Mortgage  Note,  dated  August  31,  1990,  with  respect to
                    Mortenson Manor Apartments in Ames, Iowa, in the principal amount of $4,974,900 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated August 31, 1990)

               (10B)Equity  Loan Note dated  August 31,  1990,  with  respect to
                    Mortenson Manor Apartments in Ames, Iowa, in the principal amount of $577,885 (incorporated by reference to Exhibit 10(b) in the Registrant's Current Report on Form 8-K dated August 31, 1990)

               (10C)Subordinated  Promissory  Note,  dated  August 31, 1990 with respect to Mortenson Manor Partnership (incorporated by reference to Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated August 31, 1990)

               (10D)Mortgage  Note,  dated  September 27, 1990,  with respect to
                    Windemere Apartments in Wichita, Kansas, in the principal amount of $8,110,300 (incorporated by reference to Exhibit 10(a) in the Registrant's Form 8 Amendment dated October 30, 1990 to Current Report on Form 8-K dated September 28, 1990)

               (10E)Equity Loan Note,  dated September 27, 1990, with respect to
                    Windemere Apartments in Wichita, Kansas, in the principal amount of $736,500 (incorporated by reference in Exhibit 10(b) in the Registrant's Form 8 Amendment dated October 30, 1990 to Current Report on Form 8-K dated September 28, 1990)

               (10F)Subordinated  Promissory Note, dated September 27, 1990 with respect to Windemere Development, Inc. (incorporated by reference to Exhibit 10(c) in the Registrant's Form 8 Amendment dated October 30, 1990 to Current Report on Form 8-K dated September 28, 1990)

               (10G)Mortgage  Note,  dated  August  23,  1991,  with  respect to
                    Fieldcrest III Apartments in Dothan, Alabama, in the principal amount of $3,450,200 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated August 27, 1991)

               (10H)Equity Loan Note,  dated  August 27,  1991,  with respect to
                    Fieldcrest III Apartments in Dothan, Alabama, in the principal amount of $383,300 (incorporated by reference to Exhibit 10(b) in the Registrant's Current Report on Form 8-K dated August 27, 1991)

               (10I)Subordinated  Promissory  Note,  dated  August 27, 1991 with respect to Fieldcrest III Apartments (incorporated by reference to Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated August 27, 1991)

               (10J)Mortgage  Note,  dated March 1, 1993,  with respect to Holly
                    Ridge Apartments in Gresham, Oregon, in the principal amount of $5,310,000 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated March 16,
                    1993)

               (10K)Equity  Loan dated  March 16,  1993,  with  respect to Holly
                    Ridge Apartments in Gresham, Oregon, in the principal amount of $684,000 (incorporated by reference to Exhibit 10(b) in the Registrant's Current Report on Form 8-K dated March 16,
                    1993)

               (10L)Subordinated  Promissory  Note,  dated March 16, 1993,  with respect to Holly Ridge Apartments in Gresham, Oregon (incorporated by reference to Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated March 16,
                    1993)

               (10M)Modification Agreement,  dated January 1, 1995, with respect to Mortenson Manor Apartments in Ames, Iowa (incorporated by reference to Exhibit (10P) in the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

               (10N)Guaranty  made  for the  benefit  of the  Registrant,  dated
                    January 1, 1995, with respect to the Modification Agreement regarding Mortenson Manor Apartments (incorporated by reference to Exhibit (10Q) in the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

               31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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


                           CAPITAL MORTGAGE PLUS L.P.


                            By: CIP ASSOCIATES, INC.
                                General Partner

Date:  November 10, 2004

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Senior Vice President
                                    (Principal Executive Officer and Principal
                                    Financial Officer)

Date:  November 10, 2004

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps
                                    Treasurer
                                    (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: November 10, 2004
               -----------------

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Principal Executive Officer and
                                    Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     November 10, 2004