Form 10-K
period 2004-12-31
CAPITAL MORTGAGE PLUS L P
filed 2005-03-29
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

        TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-----   ACT OF 1934

                         Commission File Number 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                 13-3502020
-------------------------------------------------      -------------------------
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
                  organization)                            Identification No.)

      625 Madison Avenue, New York, New York                     10022
-------------------------------------------------      -------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

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

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004 was $17,309,645, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's prospectus dated May 10, 1989, as supplemented July 7, 1989, January 8, 1990, February 9, 1990, May 18, 1990, and October 24, 1990, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 22
Page 1 of 27

                                     PART I

Item 1.  Business.

General
-------

Capital Mortgage Plus L.P. (the "Registrant") is a limited partnership formed under the laws of the State of Delaware on November 23, 1988. The sole general partner of the Registrant is CIP Associates, Inc., a Delaware corporation (the "General Partner"). The General Partner manages and controls the affairs of the Registrant. On November 17, 2003, CharterMac acquired Related Capital Company which is the indirect parent of RCC Manager LLC, the sole shareholder of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations. See Item 10, Directors and Executive Officers of the Registrant, below.

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

The Registrant originated federally insured and co-insured first mortgage construction and permanent loans ("Mortgages") to finance multi-family residential rental properties ("Developments" and each a "Development") developed by unaffiliated entities. All base interest and initially at least 90% in the aggregate of the principal of the Mortgages in which the Registrant invests are insured or coinsured by the Department of Housing and Urban Development ("HUD") and Related Mortgage Corporation ("RMC"). The remaining 10% of the Registrant's portfolio is comprised of uninsured non-interest bearing equity loans ("Equity Loans") secured by the assignment of the debtor's interests in the Development made directly to the same developers as the Mortgages for, among other purposes, defrayal of certain specific cash requirements of the Developments. The Registrant made five Mortgages in the aggregate amount of $26,158,190 and five Equity Loans in the aggregate amount of $3,062,135 in connection with five Developments. The Registrant is a closed-end Company that made its last mortgage investment in March 1993 and does not expect to make any additional investments. As of December 31, 2004, the Registrant continued to hold two of its original five investments with the other three investment having been previously paid as follows:

                                                                                            Original
                                                                                            Mortgage
                                                            Date of            Date           Loan         Equity Loan
Project                                 Location          Investments         Repaid        Amount (2)      Amount (10)
---------------------------------   -------------------   --------------   ------------   -------------    -------------
Mortenson Manor Apartments (3)      Ames, Iowa               8/31/90        10/31/02     $   4,974,090    $    577,885
Holly Ridge II Apartments (6)       Gresham, Oregon          3/16/93        12/29/04         5,310,100         684,400
Willow Trace Apartments (7)         Tuscaloosa, Alabama      6/18/93        12/16/98         4,420,000         680,000
                                                                                          -------------    ------------
                                                                                          $  14,704,190    $  1,942,285
                                                                                          =============    ============

The Registrant has no present expectation as to when it may dispose of its two remaining Mortgages and Equity Loans.

The Registrant is engaged solely in the business of investing in Mortgages and Equity Loans; therefore, presentation of industry segment information is not applicable.

For detailed financial information pertaining to the Registrant, see Item 8, Financial Statements and Supplementary Data, below.

Investments
-----------

The following table lists the Registrant's Mortgages and Equity Loans as of February 28, 2005.

                                                     Original      Interest
                                                     Mortgage       Rate on       Equity
                                      Date of         Loan          Mortgage       Loan          Final                     Occu-
Project             Location         Investment     Amount (2)      Loan (1)      Amount      Endorsement    Term (4)      pancy
-------------    ---------------    ------------   ------------   -----------   -----------   -----------   ----------   --------
Windemere                                                           9.62% -
Apartments (3)   Wichita, Kansas     9/28/1990     $ 8,110,300     10.70%       $  736,550        7/92       40 years       97%
Fieldcrest III                                                      8.75% -
Apartments       Dothan, Alabama     8/27/1991       3,343,700     10.11%          383,300       11/92       40 years       90%
                                                   -----------                  ----------

                                                   $11,454,000                  $1,119,850
                                                   ===========                  ==========

(1) The minimum interest rate shown above includes interest payable under the first mortgage note plus additional interest payable pursuant to the terms of a Limited Operating Guaranty agreement for Fieldcrest III Apartments ("Fieldcrest") and the Additional Interest Guaranty agreements for Windemere Apartments ("Windemere").

(2) The Windemere Mortgage is co-insured by HUD and RMC. The Fieldcrest Mortgage is fully insured by HUD. As of February 28, 2005, all loan amounts under the Mortgages have been disbursed.

(3) Default interest payments in the aggregate amount of approximately $713,000 for the years ended December 31, 1999 through 2004 and $130,000 for the year ended December 31, 1996 have not been received and as a result, the Registrant established an allowance for uncollectability for a portion of the unpaid default interest payments which equals approximately $843,000 and $720,000 at December 31, 2004 and 2003, respectively.

(4) All Mortgages and Equity Loans have call provisions effective ten years following final endorsement and a grace period. The Registrant, in order to enforce such provisions, would be required to terminate the mortgage insurance contract with FHA (and/or the coinsurer) with respect to each of the Mortgages not later than the accelerated payment date. Since the exercise of such option would be at the Registrant's discretion, it is intended to be exercised only where the Registrant determines that the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment.

The following is the interest income from Mortgages as a percentage of Registrant's total revenues for the prior three fiscal years.

                       2004                   2003                  2002
                 ------------------    ------------------    ------------------
Mortenson*               0%                    0%                   34%
Windemere               28                    49                    25
Fieldcrest              11                    19                     9
Holly Ridge**           40                    31                    16

* Repaid in full on October 31, 2002 ** Repaid in full on December 29, 2004.

Repayment of Mortgage Loans
---------------------------

Holly Ridge
-----------
On December 29, 2004, HR II Associates, the owner of Holly Ridge, prepaid the outstanding Mortgage and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Holly Ridge property and partnership interests in HR II Associates. The outstanding debt repaid early to the Registrant totaled $6,421,915, including the $5,034,666 outstanding balance of the Mortgage Loan, the $684,400 Equity Loan and $702,849 of additional interest due pursuant to the loan documents.

The proceeds from the repayment of the Holly Ridge Mortgage and Equity Loan on December 29, 2004 were included as part of the regular quarterly distributions which aggregated approximately $6,834,000 and $71,000 made to the limited partners or BACs holders and the General Partner, respectively, during the three months ended March 31, 2005.

Mortenson
---------
On October 31, 2002, Mortenson II Associates L.P. (the "Owner"), the owner of Mortenson, prepaid the outstanding Mortgage and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Mortenson property and partnership interests in the Owner. The outstanding debt repaid early to the Registrant totaled $5,934,739, including the $4,543,011 outstanding balance of the Mortgage Loan, the $577,885 Equity Loan and $813,843 of additional interest due pursuant to the loan documents.

The proceeds from the repayment of the Mortenson Mortgage and Equity Loan on October 31, 2002 were included as part of the regular quarterly distributions which aggregated approximately $6,832,000 and $71,000 made to the limited partners or BACs holders and the General Partner, respectively, during the three months ended March 31, 2003.

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

Company Filings
---------------
The Registrant files with the Securities and Exchange Commission (the "SEC") the Registrant's annual reports on Form 10-K, quarterly reports on From 10-Q and current reports on From 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The Registrant will provide paper copies of its filings free of charge upon request. The public may read and copy any materials the Registrant files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of December 31, 2004, the Registrant had issued and outstanding 1,836,660 limited partnership interests ("Limited Partnership Interests"). All of the issued and outstanding Limited Partnership Interests are issued to Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which has issued Beneficial Assignment Certificates ("BACs"). Each BAC represents all of the economic and virtually all of the material ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BACs. There is currently no established public trading market for BACs and it is not anticipated that BACs will be listed for trading on any securities exchange or included for quotation on the Nasdaq National Market.

The Registrant has 3,431 registered holders of an aggregate of 1,836,660 BACs, as of March 3, 2005.

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

Distribution Information
------------------------

Accrued cash distributions per BAC made to the limited partners or BACs holders for the following quarters in 2004, 2003 and 2002, which are paid in subsequent quarters, were as follows:

         1st Quarter      2nd Quarter     3rd Quarter     4th Quarter       Total
        --------------   -------------   -------------   -------------   ------------
2004       $.1271            $.1285          $.1299          $3.7206         $4.1061
2003        .1271             .1285           .1299            .1299           .5154
2002        .2164             .2188           .2212           3.7200          4.3764


Quarterly distributions are generally made 45 days following the close of the calendar quarter.

A total of $10,099,080 was distributed to the limited partners or BACs holders during the years 2004, 2003 and 2002. The Registrant utilized the original working capital reserve, in the aggregate amount of $477,532, for distributions from 1989 through 1991, which was considered to be a return of capital. An additional working capital reserve of approximately $2,800,000 was established from uninvested offering proceeds, a portion of which was applied to pay a part of the 2004, 2003 and 2002 distributions (which was considered to be a return of capital). Approximately $0, $5,921,000 and $0 paid to the limited partners or BACs holders in each of the years ended December 31, 2004, 2003 and 2002, respectively, represented a return of capital. A total of $138,142 was distributed to the General Partner during 2004, 2003 and 2002.

The 2004 fourth quarter distribution, which was paid on February 14, 2005, was funded primarily by the Holly Ridge repayment proceeds, $3.63 per BAC of which is considered to be a return of capital.

The Registrant does not have an equity compensation plan.

The Registrant has not sold securities within the past three years which were not registered under the Securities Act of 1933.

The Registrant has not repurchased any securities in the fourth quarter of the fiscal year ended December 31, 2004.

Item 6. Selected Financial Data

The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8 hereof.

                                                         Year ended December 31,
                               ------------------------------------------------------------------------

OPERATIONS                         2004           2003           2002           2001           2000
---------------                ------------   ------------   ------------   ------------   ------------
Interest income -
  Mortgage loans               $  2,018,754   $  1,469,540   $ 2,490,705    $  1,944,183   $  1,994,946
  Temporary investments               6,337         13,230        26,244          36,909         45,335
Other income                        544,507          2,782       451,800           3,302          3,352
                               ------------   ------------   ------------   ------------   ------------

Total revenues                    2,569,598      1,485,552     2,968,749       1,984,394      2,043,633
                               ------------   ------------   ------------   ------------   ------------

Operating expenses                  378,142        362,056       506,531         482,697        501,529

Provision for bad debts              83,788        141,748       146,388         262,062        175,493
                               ------------   ------------   ------------   ------------   ------------

Total Expenses                      461,930        503,804       652,919         744,759        677,022
                               ------------   ------------   ------------   ------------   ------------

Net income                     $  2,107,668   $    981,748   $ 2,315,830    $  1,239,635   $  1,366,611
                               ============   ============   ============   ============   ============

Net income per BAC             $       1.12   $       0.52   $      1.24    $       0.66   $       0.73
                               ============   ============   ============   ============   ============



                                                             December 31,
                               ------------------------------------------------------------------------

FINANCIAL POSITION                 2004           2003           2002           2001           2000
-----------------------        ------------   ------------   ------------   ------------   ------------
Total assets                   $ 18,275,802   $ 17,130,807   $ 23,814,436   $ 23,159,100   $ 23,535,982
                               ============   ============   ============   ============   ============

CASH DISTRIBUTIONS
-----------------------

Net income per BAC             $       4.11*  $       0.52   $      4.38    $      0.88    $       0.88
                               ============   ============   ============   ============   ============

* Includes $3.72 which was distributed on February 14, 2005.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------
Sources of Registrant funds included interest earned on (1) investments in Mortgages and Equity Loans (see also Item 1, Business) and (2) the working capital reserve.

During the year ended December 31, 2004, cash and cash equivalents of the Registrant increased by approximately $1,588,000 due to collections of principal on Mortgages and Equity Loans $824,000 and cash provided by operating activities $1,731,000 which exceeded distributions paid to partners and BACs holders ($966,000). Included in the adjustments to reconcile the net income to cash flow used in operating activities is amortization of approximately $72,000.

Subject to the future performance of the Registrant's investments and results of operations, the General Partner anticipates that there will be sufficient cash from operations generated to cover anticipated expenses in 2005 and to fund future distributions of $.36 per BAC per annum paid quarterly.

On December 29, 2004, HR II Associates, the owner of Holly Ridge, prepaid the outstanding Mortgage Loan and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Holly Ridge property and partnership interests in HR II Associates. The outstanding debt repaid early to the Registrant totaled $6,421,915, including the $5,034,666 outstanding balance of the Mortgage, the $684,400 Equity Loan and $702,849 of additional interest due pursuant to the loan documents. The repayment proceeds were included in a cash distribution and were considered a return of capital made during the first quarter of 2005 of $6,667,076 ($3.63 per BAC) to the BACsholders and $67,344 to the General Partner.

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

Regular quarterly cash distributions, which on an annual basis totaled approximately $946,844 and $946,956 (other than the distribution of Mortgage and Equity Loans repayment proceeds), were made to the limited partners or BACs holders during the years ended December 31, 2004 and 2003, respectively. Such distributions were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves which is considered to be a return of capital. Approximately $19,323 and $86,000 was distributed to the General Partner in each of the years ended December 31, 2004 and 2003, respectively.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Registrant's investments in Mortgages are insured or co-insured by HUD and additionally one Mortgage is coinsured by a private mortgage lender. The Registrant's investments in uninsured non-interest bearing Equity Loans (which represent approximately 10% of the Registrant's portfolio when originated) are secured by a Registrant interest in two properties. Due to the prepayment of three of the Registrant's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States. Thus, the Registrant may not be protected against a general downturn in the national economy.

Inflation
---------

In the last three fiscal years, there has been no material impact from inflation or changing prices on revenues or on income from continuing operations.

Off Balance Sheet Arrangements
------------------------------

The Registrant does not have any off-balance sheet arrangements.

Contractual Obligations
-----------------------

The  Registrant  does  not  have  long-term  debt  obligations,   capital  lease
obligations,   operating  lease  obligations,   purchase  obligations  or  other
long-term liabilities reflected on the Registrant's balance sheet under GAAP.

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in Registrant's annual report on Form 10-K for the year ended December 31, 2004. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

Recent Accounting Pronouncements
--------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 was applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Registrant has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) does not have a material impact on the Registrant's financial reporting and disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changed the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Registrant has evaluated SFAS No. 150 and determined that it does not have an impact on the Registrant's financial reporting and disclosures.

Results of Operations
---------------------

2004 vs. 2003
-------------

Results of operations for the years ended December 31, 2004 and 2003, consisted primarily of interest income of $2,019,000 and $1,470,000, respectively, earned from investments in Mortgages, which was higher in 2004 due to additional interest earned as a result of the sale of Holly Ridge.

Interest income from temporary investments decreased approximately $7,000 for the year ended December 31, 2004 as compared to 2003, primarily due to proceeds from the sale of Mortenson earning interest in 2003.

Other income increased approximately $542,000 for the year ended December 31, 2004 as compared to 2003, primarily due to the gain realized from the repayment of the Holly Ridge Mortgage Loan and Equity Loan in 2004.

General and administrative-related parties increased approximately $42,000 for the year ended December 31, 2004 as compared to 2003, primarily due to increased expense reimbursements due to the General Partner for asset monitoring and overhead.

Amortization expenses decreased approximately $27,000 for the year ended December 31, 2004 as compared to 2003, due to the Fieldcrest equity loan becoming fully amortized in 2003.

A provision for bad debts of approximately $84,000 and $142,000 was charged for the years ended December 2004 and 2003, respectively, representing the 2003 Guaranteed Interest due from Holly Ridge and the 2004 and 2003 Guaranteed Interest due from Windemere.

2003 vs. 2002
-------------

Results of operations for the years ended December 31, 2003 and 2002, consisted primarily of interest income of $1,470,000 and $2,491,000, respectively, earned from investments in Mortgages, which was lower in 2003 due to the repayment of the Mortenson Mortgage and Equity Loan in 2002.

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

A provision for bad debts of approximately $142,000 and $146,000 was charged for the years ended December 2003 and 2002, respectively, representing the 2003 and 2002 Guaranteed Interest due from Holly Ridge and the 2003 Guaranteed Interest due from Windemere.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The Registrant does not have any market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data.


(a) 1.  Financial Statements                                             Page
        --------------------                                           --------

        Report of Independent Registered Public Accounting Firm             9

        Statements of Financial Condition as of December 31,
            2004 and 2003                                                  10

        Statements of Income for the years ended December 31, 2004,
            2003 and 2002                                                  11

        Statements of Changes in Partners' Capital (Deficit) for
            the years ended December 31, 2004, 2003 and 2002               12

        Statements of Cash Flows for the years ended December 31,
            2004, 2003 and 2002                                            13

        Notes to Financial Statements                                      14

             Report of Independent Registered Public Accounting Firm




To the Partners of
Capital Mortgage Plus L.P.



We have audited the accompanying statements of financial condition of Capital Mortgage Plus, L.P. (a Delaware Limited Partnership) as of December 31, 2004 and 2003 and the related statements of income, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mortgage Plus, L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ REZNICK GROUP, P.C.
Bethesda, Maryland
March 21, 2005

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS


                                                                         December 31,
                                                                 ----------------------------
                                                                     2004            2003
                                                                 ------------    ------------
Investments in mortgage loans (Note 3)                           $ 10,648,744    $ 15,891,923
Cash and cash equivalents                                           2,150,170         561,730
Accrued interest receivable (net of allowance
   of $843,429 and $759,641)                                           72,895         193,876
Loan origination costs (net of accumulated
   amortization of $138,292 and $177,323)                             335,238         483,278
Other assets                                                        5,068,755               0
                                                                 ------------    ------------

Total Assets                                                     $ 18,275,802    $ 17,130,807
                                                                 ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities
   Accounts payable and other liabilities                        $     27,008    $     25,014
   Due to general partner and affiliates (Note 4)                      19,750          18,250
                                                                 ------------    ------------

Total liabilities                                                      46,758          43,264
                                                                 ------------    ------------

Partners' capital (deficit):
   Limited Partners (1,836,660 BACs issued and
   outstanding) (Note 1)                                           18,421,004      17,302,333
   General Partner                                                   (191,960)       (214,790)
                                                                 ------------    ------------

Total partners' capital (deficit)                                  18,229,044      17,087,543
                                                                 ------------    ------------

Total Liabilities and Partners' Capital (Deficit)                $ 18,275,802    $ 17,130,807
                                                                 ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME

                                                            Years Ended December 31,
                                                      ------------------------------------
                                                         2004         2003         2002
                                                      ----------   ----------   ----------
Revenues:

Interest income:
  Mortgage loans (Note 3)                             $2,018,754   $1,469,540   $2,490,705
  Temporary investments                                    6,337       13,230       26,244
Other income                                             544,507        2,782      451,800
                                                      ----------   ----------   ----------

Total revenues                                         2,569,598    1,485,552    2,968,749
                                                      ----------   ----------   ----------

Expenses:

General and administrative                                76,338       74,785       81,110
General and administrative-related parties (Note 4)      230,191      188,234      215,411
Provision for bad debts                                   83,788      141,748      146,388
Amortization                                              71,613       99,037      210,010
                                                      ----------   ----------   ----------

Total expenses                                           461,930      503,804      652,919
                                                      ----------   ----------   ----------

Net income                                            $2,107,668   $  981,748   $2,315,830
                                                      ==========   ==========   ==========

Net income - limited partners                         $2,065,515   $  962,113   $2,269,513
                                                      ==========   ==========   ==========

Number of BACs outstanding                             1,836,660    1,836,660    1,836,660
                                                      ==========   ==========   ==========

Net income per BAC                                    $     1.12   $     0.52   $     1.24
                                                      ==========   ==========   ==========



                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

                                                                    Limited         General
                                                     Total          Partners        Partner
                                                  ------------    ------------    ------------
Partner's capital (deficit) - January 1, 2002     $ 23,061,020    $ 23,222,943    $   (161,923)
Net income                                           2,315,830       2,269,513          46,317
Distributions                                       (1,644,562)     (1,611,671)        (32,891)
                                                  ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2002     23,732,288      23,880,785        (148,497)
Net income                                             981,748         962,113          19,635
Distributions                                       (7,626,493)     (7,540,565)        (85,928)
                                                  ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2003     17,087,543      17,302,333        (214,790)
Net income                                           2,107,668       2,065,515          42,153
Distributions                                         (966,167)       (946,844)        (19,323)
                                                  ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2004   $ 18,229,044    $ 18,421,004    $   (191,960)
                                                  ============    ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                        Years Ended December 31,
                                               -----------------------------------------
                                                  2004           2003            2002
                                               -----------    -----------    -----------
Cash flows from operating activities:
Net income                                     $ 2,107,668    $   981,748    $ 2,315,830
                                               -----------    -----------    -----------

Adjustments to reconcile  net income to net
  cash (used in) provided by operating
  activities:
Provision for bad debts                             83,788        141,748        146,388
Gain on recovery of amortized portion of
  equity loans                                    (672,518)             0       (569,859)
Loss on unamortized portion of loan costs on
  prepaid equity loans                             133,460              0        121,561
Amortization                                        71,613         99,037        210,010
Amortization of interest rate buydown                    0           (982)        (1,452)
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest
  receivable                                        37,142       (182,489)       109,095
(Increase) decrease in other assets                (34,038)       406,229       (406,229)
Increase (decrease) in accounts payable and
  other liabilities                                  1,995           (727)           741
Increase (decrease) in due to general
  partner and affiliates                             1,500        (38,157)       (16,673)
                                               -----------    -----------    -----------
Total adjustments                                 (377,058)       424,659       (406,418)
                                               -----------    -----------    -----------

Net cash provided by operating activities        1,730,610      1,406,407      1,909,412
                                               -----------    -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans             139,597        122,800      4,705,496
Receipt of principal on equity loan                684,400              0        577,885
                                               -----------    -----------    -----------

Net cash provided by investing activities          823,997        122,800      5,283,381
                                               -----------    -----------    -----------

Cash flows from financing activities:
Distributions to partners                         (966,167)    (7,626,493)    (1,644,562)
                                               -----------    -----------    -----------

Net cash used in financing activities             (966,167)    (7,626,493)    (1,644,562)
                                               -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                    1,588,440     (6,097,286)     5,548,231

Cash and cash equivalents at beginning of
  year                                             561,730      6,659,016      1,110,785
                                               -----------    -----------    -----------

Cash and cash equivalents at end of year       $ 2,150,170    $   561,730    $ 6,659,016
                                               ===========    ===========    ===========

Significant noncash investing and financing
  activities:
  Other assets include receivable of
   principal on mortgage loans resulting
   from prepayment of mortgage loan            $ 5,034,666    $         -    $         -
                                               ===========    ===========    ===========


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 and 2002


NOTE 1 - General

Capital Mortgage Plus L.P., a Delaware limited partnership (the "Partnership") commenced a public offering (the "Offering") on May 10, 1989 of 5,000,000 Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests valued at $20 per BAC totaling $100,000,000. The BACs represent an assignment of all of the economic and all of the material ownership rights attributable to the limited partnership interests in the Partnership. The BACs holders have virtually the same rights and, for all practical purposes, are limited partners of the Partnership.

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

The general partner of the Partnership is CIP Associates, Inc., a Delaware corporation (the "General Partner"). On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations. Related FI BUC$ Associates, Inc. is the Assignor Limited Partner of the Registrant.

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

The accrued cash distributions per BAC were approximately $4.11, $.52 and $4.38 for 2004, 2003 and 2002. The 2004, 2003 and 2002 distributions were made from adjusted cash flow from operations (and, in particular, of the fourth quarters 2004 and 2002 distributions which were paid on February 14, 2005 and 2003, respectively from the repayment of the Holly Ridge and Mortenson loans, $3.63 and $3.59 per BAC was considered to be a return of capital) and to a lesser extent were supplemented from working capital reserves, which was considered to be a return of capital.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2004, 2003 and 2002


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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2004, 2003 and 2002


Note 3 - Investments in Mortgage Loans

Information relating to investments in Mortgages and Equity Loans as of December 31, 2004 and 2003 is as follows:


                                                                Amounts Advanced
                                          --------------------------------------------------------------


                     No. of                Final                               Total      Investments in
                   Apartment    Date of   Maturity                Equity      Amounts        Loans at
Property/Location    Units    Investment    Date     Mortgages     Loans      Advanced    12/31/2004 (E)
-----------------  ---------  ----------  --------  -----------  ----------  -----------  --------------
Windemere
Apts./                204       9/1990     9/2030   $ 8,110,300  $  736,550  $ 8,846,850    $ 7,510,967
Wichita, KS

Fieldcrest III
Apts./                112       8/1991     8/2031     3,343,700     383,300    3,727,000      3,137,777
Dothan, AL


Holly Ridge II
Apts./                144       3/1993         (F)    5,310,100     684,400    5,994,500              0
Gresham, OR

                                                    -----------  ----------  -----------    -----------

Total                                               $16,764,100  $1,804,250  $18,568,350    $10,648,744
                                                    ===========  ==========  ===========    ===========


                                 Interest earned by the Partnership during 2004
                   ------------------------------------------------------------------------------
                            Non-contingent                          Contingent
                   -------------------------------  ---------------------------------------------

                                                    Default    Annual    Cash Flow
                   Investments in       Base        Interest   Yield    Participation    Total
                      Loans at        Interest       Amount/   Amount/     Amount/      Interest
Property/Location  12/31/2003 (E)  Amount/Rate (A)  Rate (B)  Rate (C)    Rate (D)       Earned
-----------------  --------------  ---------------  --------  --------  -------------  ----------
Windemere
Apts./               $ 7,583,559     $   599,800    $123,625  $      0    $     0      $  723,625
Wichita, KS                                7.95%       1.60%     1.08%     30.00%

Fieldcrest III
Apts./                 3,163,777         273,410           0         0          0         273,410
Dothan, AL                                 8.68%          0%     1.36%     30.00%


Holly Ridge II
Apts./                 5,144,587         410,502     611,217         0          0       1,021,719
Gresham, OR                               8.125%       1.00%      .64%     30.00%

                     -----------     -----------    --------  --------    -------      ----------

Total                $15,891,923     $ 1,283,712    $734,842  $      0    $     0      $2,018,754
                     ===========     ===========    ========  ========    =======      ==========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2004, 2003 and 2002


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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages and the unamortized balance of the Equity Loans in the amounts of $10,648,744 and $0, respectively, at December 31, 2004 and $15,823,007 and
     $68,916, respectively, at December 31, 2003.

(F) On December 29, 2004, HR II Associates, the owner of Holly Ridge, prepaid the Mortgage and equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on Holly Ridge property and partnership interests in HR II Associates. The outstanding debt repaid to the Partnership totaled $6,421,915, including the $5,034,666 outstanding balance of the Mortgage, the $684,400 Equity Loan and $702,849 of additional interest due pursuant to the loan documents. At December 31, 2004, principal repayment of $5,034,666 and interest of $34,089 are included in Other Assets as a receivable. Amounts were received in January 2005 and were utilized to fund distribution paid in 2005. See Note 8.

                                             2004            2003
                                         ------------    ------------
Investment in loans January 1,           $ 15,891,923    $ 16,098,198

Additions:
Fieldcrest discount amortization                    0             982
                                         ------------    ------------
                                                    0             982
                                         ------------    ------------

Deductions:
Amortization of equity loans                  (57,033)        (84,457)
Collection of principal  -Mortgages
                         -Windemere           (72,592)        (67,015)
                         -Fieldcrest          (26,000)        (23,829)
                         -Holly Ridge      (5,075,672)        (31,956)
Collection of principal
  -Equity Loan
                         -Holly Ridge*        (11,882)              0
                                         ------------    ------------
                                           (5,243,179)       (207,257)
                                         ------------    ------------

Investment in loans December 31,         $ 10,648,744    $ 15,891,923
                                         ============    ============

* This is the unamortized portion of the Equity Loan and the balance of the $684,400 repaid is included in other income on the Statements of Income.

The Windemere Mortgage is co-insured by HUD and Related Mortgage Corporation ("RMC"), a company which is affiliated with the non-executive Chairman of CharterMac. The Fieldcrest III Mortgage is insured by HUD. The Holly Ridge II Mortgage was insured by HUD.

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

At December 31, 2004, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") mortgage obligations. Windemere has not paid its default interest of approximately $124,000, $124,000, $125,000, $88,000, $126,000, $127,000 and $129,000 for the years ended December
31, 2004, 2003, 2002, 2001, 2000, 1999 and 1996,  respectively.  Holly Ridge had not paid its default interest of approximately $40,000 for the year ended December 31, 2003, which was subsequently paid when the Holly Ridge Mortgage and Equity Loan were prepaid on December 29, 2004. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $843,000 and $760,000 at December 31, 2004 and 2003, respectively.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2004, 2003 and 2002


NOTE 4 - Related Parties

The costs incurred to related parties for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                          2004           2003           2002
                                        --------       --------       --------
Partnership management fees (a)         $ 97,287       $ 97,287       $119,098
Expense reimbursement (b)                132,904         90,947         96,313
                                        --------       --------       --------

Total general and administrative-
  related parties                       $230,191       $188,234       $215,411
                                        ========       ========       ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. The fourth quarter 2002 Partnership management fee was calculated on the reduced asset base due to the repayment of the Mortenson Mortgage Loan and Equity Loan on October 31, 2002. During the years ended December 31, 2004, 2003 and 2002, payments of approximately $97,000, $122,000 and $126,000 were made, respectively. At December 31, 2004 and 2003, there were no balances due to the General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management; investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. During the years ended December 31, 2004, 2003 and 2002, payments of approximately $152,000, $104,000 and $106,000 were made, respectively, relating to these costs. As of December 31, 2004 and 2003, the General Partner and its affiliates were due approximately $20,000 and $18,000, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC was a co-insurer in the Mortenson Mortgage. RMC is entitled to a mortgage insurance premium which is paid by the mortgagors.

NOTE 5 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2004, the account balance exceeded the FDIC limit.

Due to the prepayment of three of the Partnership's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States. Thus, the Partnership may not be protected against a general downturn in the national economy.

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

Investments in Loans
--------------------
At December 31, 2004, the estimated carrying value of the Mortgages and Equity Loans approximated fair value. The estimated fair values at December 31, 2004 were based on internal valuations of the two Developments collateralizing these mortgages. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument which sets forth the terms of a loan. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the loans and the lack of a ready market for such investments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2004, 2003 and 2002


NOTE 7 - Quarterly Financial Information (Unaudited)

                             First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                            ---------------  ------------------  ----------------  ----------------

Fiscal Year 2004
----------------------

Total Revenue                $   367,281       $   367,858         $   367,643        $1,466,816
Net income                       245,430           243,790             227,207         1,391,241
Net income per BAC                   .13               .13                 .12               .74


Fiscal Year 2003
----------------------

Total Revenue                $   392,458       $   369,127         $   368,774       $   355,193
Net income                       279,371           247,029             214,328           241,020
Net income per BAC                   .15               .13                 .11               .13


The Registrant has not disposed of any segments of business and has not experienced any extraordinary, unusual or infrequently occurring items within the two most recent fiscal years, other than the repayment of the Mortgage and Equity Loan with respect to Holly Ridge.

NOTE 8 - Subsequent Event

On February 14, 2005, distributions of $6,833,523 and $70,741 were paid to BAC holders and the General Partner, respectively, representing the 2004 fourth quarter distributions, which were funded primarily by the Holly Ridge repayment proceeds of which $6,667,076 and $67,344, respectively, is considered to be a return of capital.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 and 2002


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

On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations as the General Partner's management team remained unchanged. Alan P. Hirmes replaced Stephen M. Ross as Director of CIP Associates Inc. effective April 1, 2004 as a result of this acquisition. Certain information concerning the director and executive officers of the General Partner is set forth below.

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

CIP Associates Inc.

                                                                Position Held
Name                                Position                        Since
----------------------         --------------------           -----------------
Alan P. Hirmes                 Director and President               1988
Stuart J. Boesky               Senior Vice President                1988
Glenn F. Hopps                 Treasurer                            1998
Teresa Wicelinski              Secretary                            1998

ALAN P. HIRMES, 50, the Director and President of the General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Related. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 48, is a Senior Vice President of the General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

GLENN F. HOPPS, 42, joined Related in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 39, joined Related in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

There are no family relationships between the foregoing director and/or executive officers.

The parent of the General Partner of the Partnership, CharterMac, has adopted a Code of Ethics that applies to the Principal Executive Officer and Principal Financial Officer of CharterMac and its subsidiaries, including the General Partner. CharterMac's Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to, Investor Services, CharterMac, 625 Madison Avenue, New York, NY 10022.


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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of March 3, 2005, no person was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner owns any Limited Partnership Interests or BACs.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Reznick Group, (formerly Reznick, Fedder and Silverman) and their respective affiliates (collectively, "Reznick") for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2003 and for the reviews of the financial statements included in the Registrant's Quarterly Reports on Form 10-Q were $25,000 for each of those years. There were no other audit related fees for the years ended December 31, 2004 and 2003.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns were $8,300 for each of the years ended December 31, 2004 and 2003. There were no other tax related fees for the years ended December 31, 2004 and 2003.

All Other Fees
--------------
None.

The Partnership has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Partnership is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

                                                                      Sequential
(a) 1.   Financial Statements                                           Page
         --------------------                                         ---------

         Report of Independent Registered Public Accounting Firm           9

         Statements of Financial Condition as of December 31, 2004
           and 2003                                                       10

         Statements of Income for the years ended December 31, 2004,
           2003 and 2002                                                  11

         Statements of Changes in Partners' Capital (Deficit) for
           the years ended December 31, 2004, 2003 and 2002               12

         Statements of Cash Flows for the years ended December 31,
           2004, 2003 and 2002                                            13

         Notes to Financial Statements                                    14

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

(10F) Subordinated Promissory Note, dated September 27, 1990 with respect to Windemere Development, Inc. (incorporated by reference to Exhibit 10(c) in the Registrant's Form 8 Amend-ment dated October 30, 1990 to Current Report on Form 8-K dated September 28, 1990)

(10G) Mortgage Note, dated August 23, 1991, with respect to Field-crest III Apartments in Dothan, Alabama, in the principal amount of $3,450,200 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated August 27, 1991)

(10H) Equity Loan Note, dated August 27, 1991, with respect to Fieldcrest III Apartments in Dothan, Alabama, in the principal amount of $383,300 (incorporated by reference to Exhibit 10(b) in the Registrant's Current Report on Form 8-K dated August 27, 1991)

(10I) Subordinated Promissory Note, dated August 27, 1991 with respect to Fieldcrest III Apartments (incorporated by refer-ence to Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated August 27, 1991)

                                                                      Sequential
(a) 1.   Financial Statements                                           Page
         --------------------                                         ---------

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

(10N)    Guaranty made for the benefit of the Registrant, dated
         January 1, 1995, with respect to the Modification Agreement regarding Mortenson Manor Apartments (incorporated by refer-ence to Exhibit (10Q) in the Registrant's Form 10-K for the fiscal year ended December 31, 1995)

31.1     Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1 Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CAPITAL MORTGAGE PLUS L.P.
                                  (Registrant)



                              By:    CIP ASSOCIATES, INC.
                                     General Partner



Date: March 29, 2005                 By:   /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           President (Principal Executive and
                                           Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



     Signature                          Title                          Date
-------------------   -----------------------------------------   --------------




                      President (Principal Executive and
/s/ Alan P. Hirmes    Financial Officer and Director) of CIP
------------------    Associates, Inc. (the General Partner       March 29, 2005
Alan P. Hirmes        of the Registrant)                          --------------




/s/ Glenn F. Hopps    Treasurer (Principal Accounting
------------------    Officer) of CIP Associates, Inc.            March 29, 2005
Glenn F. Hopps        (the General Partner of the Registrant)     --------------

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)



I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending December 31, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

         d) disclosed in this annual report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: March 29, 2005
               --------------
                                           By: /s/ Alan P. Hirmes
                                               ------------------
                                               Alan P. Hirmes
                                               Principal Executive Officer and
                                               Principal Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In  connection  with the  Annual  Report of  Capital  Mortgage  Plus  L.P.  (the
"Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     March 29, 2005