Form 10-Q
period 2005-03-31
CAPITAL MORTGAGE PLUS L P
filed 2005-05-11
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X       QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
-------    EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2005

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

Registrant's telephone number, including area code (212) 317-5700

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
                        STATEMENTS OF FINANCIAL CONDITION

                                                   ============    ============
                                                     March 31,      December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Investments in mortgage loans
  (Note 2)                                         $ 10,622,809    $ 10,648,744
Cash and cash equivalents                               541,136       2,150,170
Accrued interest receivable
  (net of allowance of $873,036
  and $843,429)                                          72,718          72,895
Loan origination costs
  (net of accumulated
  amortization of $140,768
  and $138,292)                                         332,762         335,238
Other assets                                              3,000       5,068,755
                                                   ------------    ------------
Total assets                                       $ 11,572,425    $ 18,275,802
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other
   liabilities                                     $     36,484    $     27,008
  Due to general partner and
   affiliates (Note 3)                                   48,000          19,750
                                                   ------------    ------------
Total liabilities                                        84,484          46,758
                                                   ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs
   issued and outstanding)                           11,747,379      18,421,004
  General Partner                                      (259,438)       (191,960)
                                                   ------------    ------------

Total partners' capital (deficit)                    11,487,941       18,229,044
                                                   ------------    ------------
Total liabilities and partners' capital
  (deficit)                                        $ 11,572,425    $ 18,275,802
                                                   ============    ============

See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ----------------------------
Revenues
Interest income:
  Mortgage loans (Note 2)                          $    246,625    $    365,966
  Temporary investments                                  13,584             915
Other income                                              1,300             400
                                                   ------------    ------------

Total revenues                                          261,509         367,281
                                                   ------------    ------------

Expenses
General and administrative                               20,791          29,626
General and administrative-
  related parties (Note 3)                               45,474          43,322
Provision for bad debts                                  29,607          31,000
Amortization                                              2,476          17,903
                                                   ------------    ------------

Total expenses                                           98,348         121,851
                                                   ------------    ------------

Net income                                         $    163,161    $    245,430
                                                   ============    ============

Allocation of Net income:

Limited Partners                                   $    159,898    $    240,521
                                                   ============    ============

General Partner                                    $      3,263    $      4,909
                                                   ============    ============

Net income per BAC                                 $       0.09    $       0.13
                                                   ============    ============


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                               ================================================
                                                   Limited           General
                                   Total           Partners          Partner
                               ------------------------------------------------
Partners' capital
  (deficit) -
  January 1, 2005              $ 18,229,044      $ 18,421,004      $   (191,960)
Net income                          163,161           159,898             3,263
Distributions                    (6,904,264)       (6,833,523)          (70,741)
                               ------------      ------------      ------------
Partners' capital
  (deficit) -
  March 31, 2005               $ 11,487,941      $ 11,747,379      $   (259,438)
                               ============      ============      ============


See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     ==========================
                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2005            2004
                                                     --------------------------
Cash flows from operating activities:

Net income                                           $   163,161    $   245,430

Adjustments to reconcile netincome to netcash provided by operating activities:

Provision for bad debts                                   29,607         31,000
Amortization expense                                       2,476         17,903
Increase in accrued interest receivable                  (29,430)       (43,733)
Decrease in other assets                                  31,089              0
Increase in accounts payable and other liabilities         9,476         12,237
Increase in due to general partner and affiliates         28,250         44,971
                                                     -----------    -----------

Net cash provided by operating activities                234,629        307,808
                                                     -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                 5,060,601         33,059
                                                     -----------    -----------

Net cash provided by investing activities              5,060,601         33,059
                                                     -----------    -----------

Cash flows from financing activities:
Distributions to partners                             (6,904,264)      (243,524)
                                                     -----------    -----------

Net cash used in financing activities:                (6,904,264)      (243,524)
                                                     -----------    -----------

Net (decrease) increase in cash and cash
   equivalents                                        (1,609,034)        97,343

Cash and cash equivalents at beginning of period       2,150,170        561,730
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   541,136    $   659,073
                                                     ===========    ===========


See Accompanying Notes to Financial Statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in Capital Mortgage Plus L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of CIP Associates, Inc, a Delaware Corporation (the "General Partner"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 2005, the results of operations and its cash flows for the three months ended March 31, 2005 and 2004. However, the operating results for the three months ended March 31, 2005 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans

Information relating to investments in the Mortgages and Equity Loans as of March 31, 2005 is as follows:

                No. of
                Apart-                 Final                                Total     Investments
Property/        ment     Date of     Maturity    Mortgage     Equity      Amounts    in Loans at
Location        Units    Investment    Date        Loans        Loans      Advanced   3/31/2005(E)
---------       ------   ----------   --------  -----------  ----------  -----------  ------------
Windemere        204        9/90       5/32     $ 8,110,300  $  736,550  $ 8,846,850  $ 7,491,894
  Apts./
  Wichita, KS
Fieldcrest III   112        8/91       7/32       3,343,700     383,300    3,727,000    3,130,915
  Dothan,  AL
                                                ----------------------------------------------------

Total                                           $11,454,000  $1,119,850  $12,573,850  $10,622,809
                                                ====================================================

                                          Interest earned by the Partnership during 2005
                                          ----------------------------------------------
                    Amounts Advanced         Non-contingent             Contingent
                ------------------------  --------------------     ---------------------
                                                                    Cash
                                                                    Flow
                                 Base      Default    Annual      Partici-
                Investments    Interest   Interest     Yield       pation     Total
Property/       in Loans at     Amount/    Amount/    Amount/      Amount/   Interest
Location        12/31/2004(E)   Rate (A)   Rate (B)   Rate (C)     Rate (D)   Earned
---------       -------------  ---------  ---------  ---------     ---------  ---------
Windemere       $ 7,510,967    $ 149,027  $  29,607   $     0       $     0   $ 178,634
  Apts./                           7.95%      1.60%     1.08%        30.00%
  Wichita, KS
Fieldcrest III    3,137,777       67,991          0         0             0      67,991
  Dothan,  AL                      8.86%         0%     1.36%        30.00%
                -----------------------------------------------------------------------

Total           $10,648,744    $ 217,018  $  29,607   $     0       $     0   $ 246,625
                =======================================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


(A) Base Interest on the Mortgages is that amount that is insured/co-insured by the Department of Housing and Urban Development ("HUD") and is being shown net of service fee.

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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages in the amount of $10,622,809, at March 31, 2005 and $10,648,744, at December 31, 2004.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)



Investments in loans January 1, 2004                   $15,891,923

Deductions:
  Amortization of Equity Loans                             (57,033)
  Collection of principal - Mortgages - Windemere          (72,592)
                                      - Fieldcrest         (26,000)
                                      - Holly Ridge     (5,075,672)

Collection of principal - Equity Loans
                                      - Holly Ridge*       (11,882)
                                                       -----------

                                                        (5,243,179)

Investments in loans
  December 31, 2004:                                    10,648,744
                                                       -----------

Deductions
  Collection of principal             - Windemere          (19,073)
                                      - Fieldcrest          (6,862)
                                                       -----------


                                                           (25,935)

Investments in loans March 31, 2005                    $10,622,809
                                                       ===========

* This is the unamortized portion of the Holly Ridge Equity Loan balance of the $684,400 repaid and included in other income on the Statements of Income for the year ended December 31, 2004.

The Windemere Mortgage is co-insured by HUD and Related Mortgage Corporation ("RMC"), a company which is affiliated with the non-executive Chairman of CharterMac. The Fieldcrest III Mortgage is insured by HUD. The Holly Ridge II Mortgage was insured by HUD.

In addition to the interest rate payable during past-construction periods, the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent loan interest and accrued interest if any, and certain amounts from sales or refinancing proceeds.

The Equity Loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the properties. The Equity Loans are not

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

At March 31, 2005, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately $873,000 for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1996. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $873,000 and $843,000 at March 31, 2005 and December 31, 2004, respectively. The allowance has been reflected in provision for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three months ended March 31, 2005 and 2004 were as follows:

                                                         =======================
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                          2005             2004
                                                         -----------------------
Partnership management fees (a)                          $16,474         $24,322
Expense reimbursement (b)                                 29,000          19,000
                                                         -------         -------
Total general and administrative-
  related parties                                        $45,474         $43,322
                                                         =======         =======

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At March 31, 2005 and December 31, 2004, there were no balances due to General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $48,000 and $20,000 were accrued and unpaid as of March 31, 2005 and December 31, 2004, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor.


Note 4 - Subsequent Event

It is anticipated that during May 2005, distributions of approximately $164,000 and $3,000 will be paid to Beneficial Assignment Certificate ("BAC") holders and the General Partner, respectively, representing the 2005 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in Mortgage and Equity Loans and (2) the working capital reserve.

During the three months ended March 31, 2005, cash and cash equivalents of the Partnership decreased by approximately $1,609,000 due to distributions paid to Partners of approximately $6,904,000 which exceeded cash provided by operating activities of approximately $235,000 and collections of principal on mortgage loans of approximately $5,061,000. Amortization of approximately $2,500 is included in the adjustments to reconcile the net income to cash provided by operating activities.

Distributions of approximately $6,834,000 and approximately $71,000 were made to the limited partners or BACs holders and the General Partners, respectively, during the three months ended March 31, 2005, which were funded primarily by the Holly Ridge repayment proceeds of which $6,667,076 and $67,344, respectively, is considered to be a return of capital.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's investments in Mortgages are insured or co-insured by HUD and additionally one Mortgage is coinsured by a private mortgage lender. The Partnership's investments in uninsured non-interest bearing Equity Loans (which represented approximately 10% of the Partnership's portfolio when originated) are secured by partnership interests in two properties. Due to the prepayment of three of the Partnership's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States. Thus, the Partnership may not be protected against a general downturn in the national economy.

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

Results of Operations
---------------------

Three months ended March 31, 2005 compared with the three months ended March 31,
--------------------------------------------------------------------------------
2004
----

Results of operations for the three months ended March 31, 2005 and 2004 consisted primarily of interest income earned from investment in Mortgages of approximately $247,000 and $366,000, respectively. The decrease of approximately $119,000 for the three months ended March 31, 2005 as compared to the same period in 2004, is primarily due to the repayment of Holly Ridge Mortgage and Equity Loan in December 2004.

Interest income from temporary investments increased approximately $13,000 for the three months ended March 31, 2005 as compared to the same period in 2004, primarily due to proceeds from the sale of Holly Ridge earning interest during the first quarter of 2005.

General and administrative decreased approximately $9,000 for the three months ended March 31, 2005 as compared to the same period in 2004, primarily due to higher legal fees in 2004 associated with the Paco Development, LLC tender offer.

Amortization expense decreased approximately $15,000 for the three months ended March 31, 2005 as compared to the same period in 2004, primarily due to the repayment of the Holly Ridge Mortgage and Equity Loan on December 29, 2004.

A provisions for bad debts of approximately $30,000 was charged to operations for the three months ended March 31, 2005, representing default interest due for Windemere for the first three months of 2005, which is not expected to be paid.

In the last three fiscal years, there has been no material impact from inflation or changing prices on revenues or on income from continuing operations.

The Partnership does not have any off-balance sheet arrangements.

The  Partnership  does  not  have  long-term  debt  obligations,  capital  lease
obligations,   operating  lease  obligations,   purchase  obligations  or  other
long-term liabilities reflected on the Partnership's balance sheet under GAAP.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------
     The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such Partnership's evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b)  Internal Control over Financial Reporting
     -----------------------------------------
     There have not been any changes in Partnership's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

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

Date:  May 11, 2005

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      Senior Vice President
                                      (Principal Executive Officer and Principal
                                      Financial Officer)

Date:  May 11, 2005

                                  By: /s/ Glenn F. Hopps
                                      ------------------
                                      Glenn F. Hopps
                                      Treasurer
                                      (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report; and

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the period ending March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: May 11, 2005
               ------------

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            Principal Executive Officer and
                                            Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     May 11, 2005