Form 10-Q
period 2005-06-30
CAPITAL MORTGAGE PLUS L P
filed 2005-08-04
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005


                                       OR


[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                        Delaware                                 13-3502020
----------------------------------------------------       ---------------------
    (State or other jurisdiction of incorporation or         (I.R.S. Employer
                     organization)                           Identification No.)

         625 Madison Avenue, New York, New York                    10022
----------------------------------------------------       ---------------------
        (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code (212) 317-5700


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark  whether the  registrant  is
an  accelerated  filer (as  defined in  Exchange  Act Rule
12b-2). Yes  [   ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                      June 30,      December 31,
                                                                                        2005            2004
                                                                                    ------------    ------------
                                                                                    (Unaudited)
ASSETS

Investments in mortgage loans (Note 2)                                              $ 10,596,338    $ 10,648,744
Cash and cash equivalents                                                                511,320       2,150,170
Accrued interest receivable (net of allowance of $902,896 and $843,429)                   72,537          72,895
Loan origination costs (net of accumulated amortization of $143,244 and $138,292)        330,286         335,238
Other assets                                                                                   0       5,068,755
                                                                                    ------------    ------------
Total assets                                                                        $ 11,510,481    $ 18,275,802
                                                                                    ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Accounts payable and other liabilities                                              $     18,014    $     27,008
Due to general partner and affiliates (Note 3)                                            59,334          19,750
                                                                                    ------------    ------------
Total liabilities                                                                         77,348          46,758
                                                                                    ------------    ------------

Partners' capital (deficit):
Limited Partners (1,836,660 BACs issued and outstanding)                              11,693,667      18,421,004
General Partner                                                                         (260,534)       (191,960)
                                                                                    ------------    ------------

Total partners' capital (deficit)                                                     11,433,133      18,229,044
                                                                                    ------------    ------------
Total liabilities and partners' capital (deficit)                                   $ 11,510,481    $ 18,275,802
                                                                                    ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                        Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                       -------------------   -------------------
                                         2005       2004       2005       2004
                                       --------   --------   --------   --------
Revenues
Interest income:
  Mortgage loans (Note 2)              $246,342   $365,882   $492,967   $731,848
  Temporary investments                   1,454      1,176     15,038      2,091
Other income                              1,100        800      2,400      1,200
                                       --------   --------   --------   --------

Total revenues                          248,896    367,858    510,405    735,139
                                       --------   --------   --------   --------

Expenses
  General and administrative             32,251     18,994     53,042     48,620
  General and administrative-related
    parties (Note 3)                     72,174     55,946    117,648     99,268
  Provision for bad debts                29,860     31,224     59,467     62,224
  Amortization                            2,476     17,904      4,952     35,807
                                       --------   --------   --------   --------

Total expenses                          136,761    124,068    235,109    245,919
                                       --------   --------   --------   --------

Net income                             $112,135   $243,790   $275,296   $489,220
                                       ========   ========   ========   ========

Allocation of Net income:

Limited Partners                       $109,892   $238,914   $269,790   $479,436
                                       ========   ========   ========   ========

General Partner                        $  2,243   $  4,876   $  5,506   $  9,784
                                       ========   ========   ========   ========

Net income per BAC                     $   0.06   $   0.13   $   0.15   $   0.26
                                       ========   ========   ========   ========


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                  Limited          General
                                                   Total          Partners        Partner
                                                ------------    ------------    ------------
Partners' capital (deficit) - January 1, 2005   $ 18,229,044    $ 18,421,004    $   (191,960)
Net income                                           275,296         269,790           5,506

Distributions                                     (7,071,207)     (6,997,127)        (74,080)
                                                ------------    ------------    ------------

Partners' capital (deficit) - June 30, 2005     $ 11,433,133    $ 11,693,667    $   (260,534)
                                                ============    ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                   2005           2004
                                                                -----------    -----------
Cash flows from operating activities:

Net income                                                      $   275,296    $   489,220

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for bad debts                                              59,467         62,224
Amortization expense                                                  4,952         35,807
Increase in accrued interest receivable                             (59,058)       (53,776)
Decrease in other assets                                             34,038              0
(Decrease) increase in accounts payable and other liabilities        (8,994)         4,111
Increase in due to general partner and affiliates                    39,584         45,097
                                                                -----------    -----------

Net cash provided by operating activities                           345,285        582,683
                                                                -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                            5,087,072         69,913
                                                                -----------    -----------

Net cash provided by investing activities                         5,087,072         69,913
                                                                -----------    -----------

Cash flows from financing activities:
Distributions to partners                                        (7,071,207)      (481,759)
                                                                -----------    -----------

Net cash used in financing activities:                           (7,071,207)      (481,759)
                                                                -----------    -----------

Net (decrease) increase in cash and cash equivalents             (1,638,850)       170,837

Cash and cash equivalents at beginning of period                  2,150,170        561,730
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $   511,320    $   732,567
                                                                ===========    ===========


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


    Note 1 - General

    The unaudited financial statements have been prepared on the same basis as the audited financial statements included in Capital Mortgage Plus L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of CIP Associates, Inc, a Delaware Corporation (the "General Partner"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004, respectively. However, the operating results for the three and six months ended June 30, 2005 may not be indicative of the results for the year.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans

Information relating to investments in the Mortgages and Equity Loans as of June 30, 2005 is as follows:


                                                                          Amounts Advanced
                                                  -------------------------------------------------------------------



               No. of                   Final                                   Total      Investments   Investments
 Property/    Apartment    Date of     Maturity    Mortgage       Equity       Amounts     in Loans at   in Loans at
 Location       Units     Investment     Date        Loans        Loans        Avanced     6/30/2005(E)  12/31/2005(E)
-----------   ---------   ----------   --------   -----------   ----------   -----------   -----------   ------------
Windemere        204         9/90        5/32     $ 8,110,300   $  736,550   $ 8,846,850   $ 7,472,436   $  7,510,967
Apts./
 Wichita,
 KS

Fieldcrest
III              112         8/91        7/32       3,343,700      383,300     3,727,000     3,123,902      3,137,777
 Dothan, AL
                                                  -------------------------------------------------------------------


Total                                             $11,454,000   $1,119,850   $12,573,850   $10,596,338   $ 10,648,744
                                                  ===================================================================


                                                      Interest earned by the Partnership during 2005
                                                  ------------------------------------------------------
                                                     Non-contingent               Contingent
                                                  -------------------   --------------------------------

                                                                                   Cash Flow
                                                    Base     Default     Annual    Participa-
               No. of                   Final     Interest   Interest     Yield      tion        Total
 Property/    Apartment    Date of     Maturity    Amount/    Amount/    Amount/     Amount/    Interest
 Location       Units     Investment     Date      Rate(A)    Rate(B)    Rate(C)     Rate(C)     Earned
-----------   ---------   ----------   --------   --------   --------   --------   ----------   --------
Windemere        204         9/90        5/32     $297,670   $ 59,467   $      0   $        0   $357,137
Apts./
 Wichita,
 KS                                                  7.95%      1.60%      1.08%       30.00%

Fieldcrest
III              112         8/91        7/32      135,830         0           0            0    135,830
 Dothan, AL                                          8.68%         0%      1.36%       30.00%
                                                  ------------------------------------------------------


Total                                             $433,500   $ 59,467   $      0   $        0   $492,967
                                                  ======================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


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

(E) The Investments in Loans amount reflects the unpaid balance of the Mortgages in the amount of $10,596,338 at June 30, 2005 and $10,648,744 at December 31, 2004.

Investments in loans January 1, 2004                               $15,891,923

Deductions:
Amortization of Equity Loans                                           (57,033)
Collection of principal - Mortgages       -- Windemere                 (72,592)
                                          -- Fieldcrest                (26,000)
                                          -- Holly Ridge            (5,075,672)

Collection  of  principal - Equity Loans
                                          -- Holly Ridge*              (11,882)
                                                                   -----------


                                                                    (5,243,179)
                                                                   -----------

Investments in loans
December 31, 2004:                                                  10,648,744
                                                                   -----------

Deductions:
Collection of principal                   -- Windemere                 (38,531)
                                          -- Fieldcrest                (13,875)
                                                                   -----------

                                                                       (52,406)
                                                                   -----------

Investments in loans June 30, 2005                                 $10,596,338
                                                                   ===========

* This is the unamortized portion of the Holly Ridge Equity Loan balance of the $684,400 repaid and included in other income on the Statements of Income for the year ended December 31, 2004.

The Windemere Mortgage is co-insured by HUD and Related Mortgage Corporation ("RMC"), a company which is affiliated with the non-executive Chairman of CharterMac, the parent of the General Partner. The Fieldcrest III Mortgage is insured by HUD. The Holly Ridge II Mortgage was insured by HUD.

In addition to the interest rate payable during past construction periods, the Partnership will be entitled to payment of 30% of cash flow remaining after payment of the permanent loan interest and accrued interest if any, and certain amounts from sales or refinancing proceeds.

The Equity Loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the properties. The Equity Loans are not insured by HUD or any other party and, for financial statement reporting purposes, are considered to be premiums paid to obtain the Mortgages. These premiums are amortized over the average expected lives of the respective Mortgages.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


At June 30, 2005, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately $903,000 for the six months ended June 30, 2005 and the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1996. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $903,000 and $843,000 at June 30, 2005 and December 31, 2004, respectively. The allowance has been reflected in provision for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three and six months ended June 30, 2005 and 2004 were as follows:

                                                    Three Months Ended      Six Months Ended
                                                          June 30,              June 30,
                                                    -------------------   -------------------
                                                      2005       2004       2005       2004
                                                    --------   --------   --------   --------
Partnership management fees (a)                     $ 16,474   $ 24,322   $ 32,948   $ 48,644
Expense reimbursement (b)                             55,700     31,624     84,700     50,624
                                                    --------   --------   --------   --------

Total  general and administrative-related parties   $ 72,174   $ 55,946   $117,648   $ 99,268
                                                    ========   ========   ========   ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At June 30, 2005 and December 31, 2004, there were no balances due to General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $59,000 and $20,000 were accrued and unpaid as of June 30, 2005 and December 31, 2004, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor.


Note 4 - Subsequent Event

It is anticipated that during August 2005, distributions of approximately $166,000 and $3,000 will be paid to Beneficial Assignment Certificate ("BAC") holders and the General Partner, respectively, representing the 2005 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity
------------------------------

Sources of Partnership funds included interest earned on (1) investments in Mortgage and Equity Loans and (2) the working capital reserve.

During the six months ended June 30, 2005, cash and cash equivalents of the Partnership decreased by approximately $1,639,000 due to distributions paid to Partners of approximately $7,071,000 which exceeded cash provided by operating activities of approximately $345,000 and collections of principal on mortgage loans of approximately $5,087,000. Amortization of approximately $5,000 is included in the adjustments to reconcile the net income to net cash provided by operating activities.

Distributions of approximately $6,997,000 and approximately $74,000 were made to the limited partners of BACs holders and the General Partner, respectively, during the six months ended June 30, 2005, which were funded primarily by the Holly Ridge repayment proceeds of which $6,667,076 and $67,344, respectively, is considered to be a return of capital.

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

Results of Operations
---------------------

Three and six months ended June 30, 2005  compared with the three and six months
--------------------------------------------------------------------------------
ended June 30, 2004
-------------------

Results of operations for the three and six months ended June 30, 2005 and 2004 consisted primarily of interest income earned from investment in Mortgages of approximately $246,000 and $366,000 and $493,000 and $732,000, respectively, which was lower in 2005 due to the repayment of the Holly Ridge Mortgage and Equity Loan on December 29, 2004.

Interest income from temporary investments increased approximately $13,000 for the six months ended June 30, 2005 as compared to the same period in 2004, primarily due to interest earned on the proceeds from the sale of Holly Ridge during the first two months of 2005 until such proceeds were distributed to partners in February 2005.

General and administrative increased approximately $13,000 and $4,000 for the three and six months ended June 30, 2005 as compared to the same periods in 2004, primarily due to an underaccrual of accounting in 2004 and an increase in legal costs in 2005.

General and administrative-related parties increased approximately $16,000 and $18,000 for the three and six months ended June 30, 2005 as compared to the same periods in 2004, primarily due to an increase in expense reimbursements due to the General Partner.

Amortization expense decreased approximately $15,000 and $31,000 for the three and six months ended June 30, 2005 as compared to the same periods in 2004, primarily due to the repayment of the Holly Ridge Mortgage and Equity loan on December 29, 2004.

A provision for bad debts of approximately $30,000 and $59,000 was charged to operations for the three and six months ended June 30, 2005, representing default interest due for Windemere, which is not expected to be paid.

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

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------
     The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b)  Internal  Control over Financial Reporting
     ------------------------------------------
     There have not been any changes in Partnership's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

               31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

               32.1 Certification  Pursuant to Rule  13a-14(b) or Rule 15d-14(b)
                    and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.


                             By: CIP ASSOCIATES, INC.
                                 General Partner


Date:  August 4, 2005
       --------------

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President
                                     (Principal Executive and Financial Officer)


Date:  August 4, 2005
       --------------

                                 By: /s/ Glenn F. Hopps
                                     ------------------
                                     Glenn F. Hopps,
                                     Treasurer
                                     (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: August 4, 2005
               --------------
                                             By: /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes,
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     August 4, 2005