Form 10-Q
period 2005-09-30
CAPITAL MORTGAGE PLUS L P
filed 2005-11-04
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005


                                       OR


[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    Delaware                                     13-3502020
------------------------------------------------            -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                        10022
------------------------------------------------            --------------------
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


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                    September 30,   December 31,
                                                                                        2005            2004
                                                                                    ------------    ------------
                                                                                    (Unaudited)       (Audited)
ASSETS

  Investments in mortgage loans (Note 2)                                            $ 10,569,320    $ 10,648,744
  Cash and cash equivalents                                                              534,978       2,150,170
  Accrued interest receivable (net of allowance of $933,005 and $843,429)                 72,352          72,895
  Loan origination costs (net of accumulated amortization of $145,720 and $138,292)      327,810         335,238
  Other assets                                                                                 0       5,068,755
                                                                                    ------------    ------------
Total assets                                                                        $ 11,504,460    $ 18,275,802
                                                                                    ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and other liabilities                                            $     27,403    $     27,008
  Due to general partner and affiliates (Note 3)                                          59,334          19,750
                                                                                    ------------    ------------
Total liabilities                                                                         86,737          46,758
                                                                                    ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs issued and outstanding)                            11,678,565      18,421,004
  General Partner                                                                       (260,842)       (191,960)
                                                                                    ------------    ------------

Total partners' capital (deficit)                                                     11,417,723      18,229,044
                                                                                    ------------    ------------
Total liabilities and partners' capital (deficit)                                   $ 11,504,460    $ 18,275,802
                                                                                    ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                      -----------------------   -----------------------
                                                         2005         2004         2005         2004
                                                      ----------   ----------   ----------   ----------
Revenues
Interest income:
  Mortgage loans (Note 2)                             $  246,047   $  364,721   $  739,014   $1,096,569
  Temporary investments                                    2,086        1,922       17,124        4,013
Other income                                               1,250        1,000        3,650        2,200
                                                      ----------   ----------   ----------   ----------

Total revenues                                           249,383      367,643      759,788    1,102,782
                                                      ----------   ----------   ----------   ----------

Expenses
  General and administrative                              13,464       11,140       66,506       59,760
  General and administrative-related parties (Note 3)     49,948       80,555      167,596      179,823
  Provision for bad debts                                 30,109       30,838       89,576       93,062
  Amortization                                             2,476       17,903        7,428       53,710
                                                      ----------   ----------   ----------   ----------

Total expenses                                            95,997      140,436      331,106      386,355
                                                      ----------   ----------   ----------   ----------

Net income                                            $  153,386   $  227,207   $  428,682   $  716,427
                                                      ==========   ==========   ==========   ==========

Allocation of Net income:

Limited Partners                                      $  150,318   $  222,663   $  420,108   $  702,098
                                                      ==========   ==========   ==========   ==========

General Partner                                       $    3,068   $    4,545   $    8,574   $   14,329
                                                      ==========   ==========   ==========   ==========

Net income per BAC                                    $     0.08   $     0.12   $     0.23   $     0.38
                                                      ==========   ==========   ==========   ==========


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                      Limited         General
                                                      Total           Partners        Partner
                                                   ------------    ------------    ------------
Partners' capital (deficit) - January 1, 2005      $ 18,229,044    $ 18,421,004    $   (191,960)
Net income                                              428,682         420,108           8,574
Distributions                                        (7,240,003)     (7,162,547)        (77,456)
                                                   ------------    ------------    ------------

Partners' capital (deficit) - September 30, 2005   $ 11,417,723    $ 11,678,565    $   (260,842)
                                                   ============    ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    --------------------------
                                                                                        2005          2004
                                                                                    -----------    -----------
Cash flows from operating activities:

Net income                                                                          $   428,682    $   716,427

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for bad debts                                                                  89,576         93,062
Amortization expense                                                                      7,428         53,710
Increase in accrued interest receivable                                                 (88,982)      (166,050)
Decrease in other assets                                                                 34,038              0
Increase (decrease) in accounts payable and other liabilities                               395         (6,243)
Increase in due to general partner and affiliates                                        39,584        103,275
                                                                                    -----------    -----------

Net cash provided by operating activities                                               510,721        794,181
                                                                                    -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                                                5,114,090         97,983
                                                                                    -----------    -----------

Net cash provided by investing activities                                             5,114,090         97,983
                                                                                    -----------    -----------

Cash flows from financing activities:
Distributions to partners                                                            (7,240,003)      (722,638)
                                                                                    -----------    -----------

Net cash used in financing activities:                                               (7,240,003)      (722,638)
                                                                                    -----------    -----------

Net (decrease) increase in cash and cash equivalents                                 (1,615,192)       169,526

Cash and cash equivalents at beginning of period                                      2,150,170        561,730
                                                                                    -----------    -----------

Cash and cash equivalents at end of period                                          $   534,978    $   731,256
                                                                                    ===========    ===========


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in Capital Mortgage Plus L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of CIP Associates, Inc., a Delaware corporation (the "General Partner"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004, respectively. However, the operating results for the three and nine months ended September 30, 2005 may not be indicative of the results for the year.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)



Note 2 - Investments in Mortgage Loans

Information relating to investments in the Mortgages and Equity Loans as of September 30, 2005 is as follows:


                                                                                    Amounts Advanced
                                                    -------------------------------------------------------------------



                 Date of                   Final                                  Total      Investments   Investments
 Property/      Apartment      Date      Maturity     Mortgage      Equity       Amounts     in Loans at   in Loans at
 Location         Units     Investment     Date        Loans        Loans       Advanced     9/30/2005(E)  12/31/2004(E)
-----------     ---------   ----------   --------   -----------   ----------   -----------   -----------   ------------
Windemere
Apts./             204         9/90       5/32      $ 8,110,300   $  736,550   $ 8,846,850   $ 7,452,586   $  7,510,967
 Wichita, KS


Fieldcrest III     112         8/91       7/32        3,343,700      383,300     3,727,000     3,116,734      3,137,777
 Dothan, AL
                                                    -------------------------------------------------------------------

Total                                               $11,454,000   $1,119,850   $12,573,850   $10,569,320   $ 10,648,744
                                                    ===================================================================




                         Interest earned by the Partnership during 2005
                 --------------------------------------------------------------
                     Non-contingent                     Contingent
                 ----------------------   -------------------------------------

                                                        Cash Flow
                   Base       Default      Annual       Participa-
                 Interest    Interest       Yield         tion         Total
 Property/        Amount/     Amount/      Amount/       Amount/      Interest
 Location         Rate (A)    Rate (B)     Rate (C)      Rate (D)      Earned
-----------      ---------   ----------   ----------   -----------   ----------
Windemere
Apts./           $ 445,922   $   89,576   $        0   $         0   $ 535,498
 Wichita, KS
                     7.95%        1.60%        1.08%        30.00%

Fieldcrest III     203,516            0            0             0      203,516
 Dothan, AL          8.68%           0%        1.36%        30.00%
                 --------------------------------------------------------------

Total            $ 649,438   $   89,576   $        0   $         0   $  739,014
                 ==============================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

(E)  The  Investments  in  Loans  amount  reflects  the  unpaid  balance  of the
     Mortgages  in  the  amount  of   $10,569,320  at  September  30,  2005  and
     $10,648,744 at December 31, 2004.

      Investments in loans January 1, 2004                         $ 15,891,923

      Deductions:
      Amortization of Equity Loans                                      (57,033)
      Collection of principal - Mortgages     -- Windemere              (72,592)
                                              -- Fieldcrest             (26,000)
                                              -- Holly Ridge         (5,075,672)

      Collection of principal - Equity Loans
                                              -- Holly Ridge*           (11,882)
                                                                   ------------

                                                                     (5,243,179)
                                                                   ------------
      Investments in loans
      December 31, 2004:                                             10,648,744
                                                                   ------------

      Deductions:
      Collection of principal                 -- Windemere              (58,381)
                                              -- Fieldcrest             (21,043)
                                                                   ------------

                                                                        (79,424)
                                                                   ------------

      Investments in loans September 30, 2005                      $ 10,569,320
                                                                   ============


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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


At September 30, 2005, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately $933,000 for the nine months ended September 30, 2005 and the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1996. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $933,000 and $843,000 at September 30, 2005 and December 31, 2004, respectively. The allowance has been reflected in provisions for bad debts on the statements of income.


Note 3 - Related Parties

The costs incurred to related parties for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                                   Three Months Ended     Nine Months Ended
                                                       September 30,        September 30,
                                                   -------------------   -------------------
                                                     2005       2004       2005       2004
                                                   --------   --------   --------   --------
Partnership management fees (a)                    $ 16,474   $ 24,322   $ 49,422   $ 72,966
Expense reimbursement (b)                            33,474     56,233    118,174    106,857
                                                   --------   --------   --------   --------

Total general and administrative-related parties   $ 49,948   $ 80,555   $167,596   $179,823
                                                   ========   ========   ========   ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At September 30, 2005 and December 31, 2004, there were no balances due to General Partner for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $59,000 and $20,000 were accrued and unpaid as of September 30, 2005 and December 31, 2004, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor.


Note 4 - Subsequent Event

It is anticipated that during November 2005, distributions of approximately $168,000 and $3,000 will be paid to Beneficial Assignment Certificate ("BAC") holders and the General Partner, respectively, representing the 2005 third quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in Mortgage and Equity Loans and (2) the working capital reserve.

During the nine months ended September 30, 2005, cash and cash equivalents of the Partnership decreased by approximately $1,615,000 due to distributions paid to Partners of approximately $7,240,000 which exceeded cash provided by operating activities of approximately $511,000 and collections of principal on mortgage loans of approximately $5,114,000. Amortization of approximately $7,000 is included in the adjustments to reconcile the net income to net cash provided by operating activities.

Distributions of approximately $7,163,000 and approximately $77,000 were made to the limited partners of BACs holders and the General Partner, respectively, during the nine months ended September 30, 2005, which were funded primarily by the Holly Ridge repayment proceeds of which $6,667,076 and $67,344, respectively, is considered to be a return of capital.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's investments in Mortgages are insured or co-insured by HUD and additionally one Mortgage is coinsured by a private mortgage lender (which is affiliated with the non-executive Chairman of CharterMac, the parent of the General Partner). The Partnership's investments in uninsured non-interest bearing Equity Loans (which represented approximately 10% of the Partnership's portfolio when originated) are secured by partnership interests in these properties. Due to the prepayment of two of the Partnership's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States. Thus, the Partnership may not be protected against a general downturn in the national economy.

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

Results of Operations
---------------------

Three and nine months ended  September 30, 2005 compared with the three and nine
--------------------------------------------------------------------------------
months ended September 30, 2004
-------------------------------

Results of operations for the three and nine months ended September 30, 2005 and 2004, consisted primarily of interest income earned from investment in Mortgages of approximately $246,000 and $365,000 and $739,000 and $1,097,000,
respectively, which was lower in 2005 due to the repayment of the Holly Ridge Mortgage and Equity Loan on December 29, 2004.

Interest income from temporary investments increased approximately $13,000 for the nine months ended September 30, 2005 as compared to the same period in 2004, primarily due to interest earned on the proceeds from the sale of Holly Ridge during the first two months of 2005 until such proceeds were distributed to partners in February 2005.

General and administrative increased approximately $2,000 and $7,000 for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, primarily due to an underaccrual of accounting fees in 2004.

General and administrative-related parties decreased approximately $31,000 and $12,000 for the three and nine months ended September 30, 2005 as compared to the same periods in 2004. The decrease for the three months is primarily due to decreases in expense reimbursements and a decrease in partnership management fees due to the repayment of the Holly Ridge Mortgage and Equity Loan on

December 29, 2004. The decrease for the nine months is primarily due to a decrease in partnership management fees due to the repayment of the Holly Ridge Mortgage and Equity Loan on December 29, 2004.

Amortization expense decreased approximately $15,000 and $46,000 for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, primarily due to the repayment of the Holly Ridge Mortgage and Equity Loan on December 29, 2004.

A provision for bad debts of approximately $30,000 and $90,000 was charged to operations for the three and nine months ended September 30, 2005, representing default interest due for Windemere, which is not expected to be paid.

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

            (3B) The Registrant's Certificate of Limited Partnership, as amended, incorporated by reference to Exhibits 3B and 3C to the Registrant's Registration Statement on Form S-11, File No. 33-26690, dated January 24, 1989 and to Exhibit 3D to Amendment No. 1 to such Registration Statement dated April 28, 1989

            (3C) Amendment No. 1, dated July 7, 1989, to the Registrant's Amended and Restated Agreement of Limited Partnership, incorporated by reference to Amendment Number 2 to the Registrant's Registration Statement on Form S-11, File No. 33-26690, dated July 7, 1989.

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

            31.1   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

            32.1 Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U. S.C. 1350).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------


                                      By:   CIP ASSOCIATES, INC.
                                            General Partner


Date:  November 4, 2005
       ----------------

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


Date:  November 4, 2005
       ----------------

                                            By:  /s/ Glenn F. Hopps
                                                 ------------------
                                                 Glenn F. Hopps,
                                                 Treasurer
                                                 (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of the Partnership;

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



         Date: November 4, 2005
               ----------------

                                           By:  /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes,
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     November 4, 2005