Form 10-K
period 2005-12-31
CAPITAL MORTGAGE PLUS L P
filed 2006-03-28
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

[X] ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                                     13-3502020
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                        10022
------------------------------------------------             -------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial Assignment Certificates

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005 was $11,693,667, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's prospectus dated May 10, 1989, as supplemented July 7, 1989, January 8, 1990, February 9, 1990, May 18, 1990, and October 24, 1990, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

                                     PART I

Item 1.  Business

General
-------

Capital Mortgage Plus L.P. (the "Registrant") is a limited partnership formed under the laws of the State of Delaware on November 23, 1988. The sole general partner of the Registrant is CIP Associates, Inc., a Delaware corporation (the "General Partner"). The General Partner manages and controls the affairs of the Registrant. On November 17, 2003, CharterMac acquired CharterMac Capital (formerly known as Related Capital Company), which is the indirect parent of RCC Manager LLC, the sole shareholder of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations. See
Item 10, Directors and Executive Officers of the Registrant, below.

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

The Registrant originated federally insured and co-insured first mortgage construction and permanent loans ("Mortgages") to finance multi-family residential rental properties ("Developments" and each a "Development") developed by unaffiliated entities. All base interest and initially at least 90% in the aggregate of the principal of the Mortgages in which the Registrant invests are insured or coinsured by the U.S. Department of Housing and Urban Development ("HUD") and Related Mortgage Corporation ("RMC"). The remaining 10% of the Registrant's portfolio is comprised of uninsured non-interest bearing equity loans ("Equity Loans") secured by the assignment of the debtor's interests in the Development made directly to the same developers as the Mortgages for, among other purposes, defrayal of certain specific cash requirements of the Developments. The Registrant made five Mortgages in the aggregate amount of $26,158,190 and five Equity Loans in the aggregate amount of $3,062,135 in connection with five Developments. The Registrant is a closed-end Company that made its last mortgage investment in March 1993 and does not expect to make any additional investments. As of December 31, 2005, the Registrant continued to hold two of its original five investments with the other three investments having been previously repaid as follows:

                                                                               Original
                                                    Date of                  Mortgage Loan  Equity Loan
           Project               Location         Investments  Date Repaid      Amount         Amount
--------------------------  -------------------  ------------  -----------  --------------  ------------
Mortenson Manor Apartments  Ames, Iowa              8/31/90      10/31/02    $  4,974,090    $   577,885
Holly Ridge II Apartments   Gresham, Oregon         3/16/93      12/29/04       5,310,100        684,400
Willow Trace Apartments     Tuscaloosa, Alabama     6/18/93      12/16/98       4,420,000        680,000
                                                                             ------------    -----------
                                                                             $ 14,704,190    $ 1,942,285
                                                                             ============    ===========


As permitted by the certain Subordinated Promissory Note dated August 23, 1991 (the "Subordinated Note"), on November 30, 2005, RMC called for the prepayment of the Subordinated Note on May 31, 2006 from Fieldcrest III Apartments, Ltd. ("Fieldcrest") at an estimated fair market value of $5,000,000.

Windemere Apartments ("Windemere") is currently in negotiations to refinance its Mortgage and Equity Loan through an affiliate of the General Partner. No documents have been drawn up, and there is no guarantee that the refinancing will occur. The Registrant currently estimates that the refinancing could take place in April 2006. As of December 31, 2005, Windemere had a Mortgage balance of approximately $7,432,000 and an Equity Loan balance of approximately $737,000.

The Registrant is engaged solely in the business of investing in Mortgages and Equity Loans; therefore, presentation of industry segment information is not applicable.

For detailed financial information pertaining to the Registrant, see Item 8, Financial Statements and Supplementary Data, below.

Investments
-----------

The following table lists the Registrant's Mortgages and Equity Loans as of February 28, 2006.

                                                         Original
                                                         Mortgage      Interest Rate
                                             Date of       Loan         on Mortgage    Equity Loan      Final                 Occu-
Project                       Location      Investment   Amount(2)        Loan (1)        Amount     Endorsement     Term(4)  pancy
-------------------------  ---------------  ----------  -----------   --------------   -----------   -----------   ---------  -----
Windemere Apartments (3)   Wichita, Kansas  9/28/1990   $ 8,110,300   9.62% - 10.70%   $   736,550      7/92        40 years   98%
Fieldcrest III Apartments  Dothan, Alabama  8/27/1991     3,343,700   8.75% - 10.11%       383,300     11/92        40 years   97%
                                                        -----------                    -----------

                                                        $11,454,000                    $ 1,119,850
                                                        ===========                    ===========


(1) The minimum interest rate shown above includes interest payable under the first mortgage note plus additional interest payable pursuant to the terms of a Limited Operating Guaranty agreement for Fieldcrest and the Additional Interest Guaranty agreements for Windemere.

(2) The Windemere Mortgage is co-insured by HUD and RMC. The Fieldcrest Mortgage is fully insured by HUD. As of February 28, 2006, all loan amounts under the Mortgages have been disbursed.

(3) Default interest payments in the aggregate amount of approximately $833,000 for the years ended December 31, 1999 through 2005 and $130,000 for the year ended December 31, 1996 have not been received and as a result, the Registrant established an allowance for uncollectability for a portion of the unpaid default interest payments which equals approximately $963,000 and $843,000 at December 31, 2005 and 2004, respectively.

(4) All Mortgages and Equity Loans have call provisions effective ten years following final endorsement and a grace period. The Registrant, in order to enforce such provisions, would be required to terminate the mortgage insurance contract with Federal Housing Administration (and/or the coinsurer) with respect to each of the Mortgages not later than the accelerated payment date. Since the exercise of such option would be at the Registrant's discretion, it is generally expected to be exercised when the Registrant determines that (i) the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment or (ii) if the Registrant determines it is in the best interest of the investors.

The following is the interest income from Mortgages as a percentage of Registrant's total revenues for the prior three fiscal years.

                             2005             2004             2003
                         -------------   -------------    -------------
Windemere                     71%              28%              49%
Fieldcrest                    27               11               19
Holly Ridge*                   0               40               31

(*) Repaid in full on December 29, 2004


Repayment of Mortgage Loans
---------------------------

Holly Ridge II Apartments ("Holly Ridge")
-----------------------------------------
On December 29, 2004, HR II Associates, the owner of Holly Ridge, prepaid the outstanding Mortgage and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Holly Ridge property and partnership interests in HR II Associates. The outstanding debt repaid early to the Registrant totaled $6,421,915, including the $5,034,666 outstanding balance of the Mortgage Loan, the $684,400 Equity Loan and $702,849 of additional interest due pursuant to the loan documents.

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


Item 1A.  Risk Factors

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Registrant's investments in Mortgages are insured or co-insured by HUD and additionally one Mortgage is coinsured by a private mortgage lender (which is affiliated with the non-executive Chairman of CharterMac, the parent of the General Partner). The Registrant's investments in uninsured non-interest bearing Equity Loans (which represent approximately 10% of the Registrant's portfolio when originated) are secured by a Registrant interest in the two properties. Due to the prepayment of three of the Registrant's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States. Thus, the Registrant may not be protected against a general downturn in the national economy.


Item 1B.  Unresolved Staff Comments

Not applicable


Item 2.  Properties

The Registrant does not own or lease any property.


Item 3.  Legal Proceedings

There are no material legal proceedings pending against or involving the Registrant.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.



                                     PART II


Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of December 31, 2005, the Registrant had issued and outstanding 1,836,660 limited partnership interests ("Limited Partnership Interests"). All of the issued and outstanding Limited Partnership Interests are issued to Related FI BUC$ Associates, Inc. (the "Assignor Limited Partner"), which has issued Beneficial Assignment Certificates ("BACs"). Each BAC represents all of the economic and virtually all of the material ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder, but Limited Partnership Interests are not convertible back into BACs. There is currently no established public trading market for BACs and it is not anticipated that BACs will be listed for trading on any securities exchange or included for quotation on the Nasdaq National Market.

The Registrant has 3,351 registered holders of an aggregate of 1,836,660 BACs, as of March 3, 2006.

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

Distribution Information
------------------------

Accrued cash distributions per BAC made to the limited partners or BACs holders for the following quarters in 2005, 2004 and 2003, which are paid in subsequent quarters, were as follows:

               1st Quarter  2nd Quarter  3rd Quarter   4th Quarter      Total
               -----------  -----------  -----------   -----------   -----------
2005           $    .0891   $    .0901   $    .0911    $    .0911    $     .3614
2004                .1271        .1285        .1299        3.7206         4.1061
2003                .1271        .1285        .1299         .1299          .5154


Quarterly distributions are generally made 45 days following the close of the calendar quarter.

A total of $15,817,194 was distributed to the limited partners or BACs holders during the years 2005, 2004 and 2003. The Registrant utilized the original working capital reserve, in the aggregate amount of $477,532, for distributions from 1989 through 1991, which was considered to be a return of capital. An additional working capital reserve of approximately $2,800,000 was established from uninvested offering proceeds, a portion of which was applied to pay a part of the 2005, 2004 and 2003 distributions (which was considered to be a return of capital). Approximately $6,667,000, $0 and $6,594,000 paid to the limited partners or BACs holders in each of the years ended December 31, 2005, 2004 and 2003, respectively, represented a return of capital. A total of $186,120 was distributed to the General Partner during 2005, 2004 and 2003.

The 2004 fourth quarter distribution, which was paid on February 14, 2005, was funded primarily by the Holly Ridge repayment proceeds, $3.63 per BAC of which is considered to be a return of capital.

The Registrant does not have an equity compensation plan.

The Registrant has not sold securities within the past three years which were not registered under the Securities Act of 1933.

The Registrant has not repurchased any securities in the fourth quarter of the fiscal year ended December 31, 2005.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8 hereof.

                                                            Year Ended December 31,
                                    -------------------------------------------------------------------------

OPERATIONS                             2005           2004            2003           2002           2001
--------------------------------    -----------    -----------    -----------    ------------   ------------
Interest income - mortgage loans    $   974,516    $ 2,018,754    $  1,469,540   $  2,490,705   $  1,944,183
Temporary investments                    21,390          6,337          13,230         26,244         36,909
Other income                              3,900        544,507           2,782        451,800          3,302
                                    -----------    -----------    -----------    ------------   ------------

Total revenues                          999,806      2,569,598       1,485,552      2,968,749      1,984,394
                                    -----------    -----------    -----------    ------------   ------------

Operating expenses                      322,978        378,142         362,056        506,531        482,697

Provision for bad debts                 119,604         83,788         141,748        146,388        262,062
                                    -----------    -----------    -----------    ------------   ------------

Total expenses                          442,582        461,930         503,804        652,919        744,759
                                    -----------    -----------    -----------    ------------   ------------

Net income                          $   557,224    $ 2,107,668    $    981,748   $  2,315,830   $  1,239,635
                                    ===========    ===========    ============   ============   ============

Net income per BAC                  $      0.30    $      1.12    $       0.52   $       1.24   $       0.66
                                    ===========    ===========    ============   ============   ============


                                                                  December 31,
                                    -------------------------------------------------------------------------

FINANCIAL POSITION                     2005           2004            2003           2002           2001
--------------------------------    -----------    -----------    -----------    ------------   ------------
Total assets                        $11,531,146    $18,275,802    $ 17,130,807   $ 23,814,436   $ 23,159,100
                                    ===========    ===========    ============   ============   ============

CASH DISTRIBUTIONS
--------------------------------

Net income per BAC                  $      0.36    $      4.11*   $       0.52   $       4.38** $       0.88
                                    ===========    ===========    ============   ============   ============


(*) Includes $3.63 of Holly Ridge repayment proceeds which was distributed on February 14, 2005
(**) Includes $3.59 of Mortenson repayment proceeds which was distributed on February 14, 2003

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity
-------------------------------

Sources of Registrant funds included interest earned on (1) investments in Mortgages and Equity Loans (see also Item 1, Business) and (2) the working capital reserve.

During the year ended December 31, 2005, cash and cash equivalents of the Registrant decreased by approximately $1,558,000 due to distributions paid to partners and BACs holders of approximately $7,411,000 which exceeded cash provided by operating activities of approximately $711,000 and collections of principal on mortgage loans of approximately $5,142,000.

As permitted by the certain Subordinated Promissory Note dated August 23, 1991 (the "Subordinated Note"), on November 30, 2005, RMC called for the prepayment of the Subordinated Note on May 31, 2006 from Fieldcrest III Apartments, Ltd. ("Fieldcrest") at an estimated fair market value of $5,000,000. The potential repayment of the remaining loans would result in the distribution of proceeds and that there would be no additional activity in the fund. Any repayment on the equity loan would result in a gain as it has been fully reserved.

Windemere Apartments ("Windemere") is currently in negotiations to refinance its Mortgage and Equity Loan through an affiliate of the General Partner. No documents have been drawn up, and there is no guarantee that the refinancing will occur. The Registrant currently estimates that the refinancing could take place in April 2006. As of December 31, 2005, Windemere had a Mortgage balance of approximately $7,432,000 and an Equity Loan balance of approximately $737,000. The potential repayment of the remaining loans would result in the distribution of proceeds and that there would be no additional activity in the fund. Any repayment on the default interest on Windemere and the equity loan would result in a gain as they have been fully reserved.

Subject to the future performance of the Registrant's investments and results of operations, the General Partner anticipates that there will be sufficient cash from operations generated to cover anticipated expenses in 2006. Distributions depend on earnings and are reduced upon repayment.

On December 29, 2004, HR II Associates, the owner of Holly Ridge, prepaid the outstanding Mortgage Loan and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Holly Ridge property and partnership interests in HR II Associates. The outstanding debt repaid early to the Registrant totaled $6,421,915, including the $5,034,666 outstanding balance of the Mortgage, the $684,400 Equity Loan and $702,849 of additional interest due pursuant to the loan documents. The repayment proceeds were included in a cash distribution and were considered a return of capital made during the first quarter of 2005 of $6,667,076 ($3.63 per BAC) to the BACs holders and $67,344 to the General Partner.

Regular quarterly cash distributions, which on an annual basis totaled approximately $663,000 and $947,000 (other than the distribution of Mortgage and Equity Loans repayment proceeds), were made to the limited partners or BACs holders during the years ended December 31, 2005 and 2004, respectively. Such distributions were made from adjusted cash flow from operations and, to a lesser extent, from working capital reserves which is considered to be a return of capital. Approximately $14,000 and $19,000 was distributed to the General Partner in each of the years ended December 31, 2005 and 2004, respectively.

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

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in the Registrant's annual report on Form 10-K for the year ended December 31, 2005. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Registrant's financial condition and results of operations. The Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

o Interest income on the Mortgages consists of contingent and non-contingent interest as defined in the mortgage notes and other additional interest agreements. Non-contingent interest consists of base and default interest, which is recognized as earned. Contingent interest is based on the underlying property's cash flows and is recognized when received.

o    If  the  interest   receivable  exceeds  the  estimated  value  derived  by
     management, the Registrant adjusts the allowance account to reflect its estimated fair value.

o The Equity Loans entitle the Registrant to an equity participation of approximately 35% of any proceeds from sale or refinancing. Because the participation percentage is less than 50%, the Registrant accounts for these Equity Loans as loans and not as equity investments in the borrower. The Equity Loans were considered to be premiums paid to obtain the Mortgages and were amortized over an estimated life. Effective December 31, 2004, the Equity Loans are fully amortized. The Registrant believes the resulting zero net book value properly states the net loan value. The Registrant believes recovery of such loans is contingent and recovery is likely only in the event of sale or refinancing occurs. Although the Registrant can call its loan, it cannot control the amount of proceeds available for repayment. Accordingly, the Registrant believes such collections should be reflected as gains when they occur.

Results of Operations
---------------------

2005 vs. 2004
-------------

Results of operations for the years ended December 31, 2005 and 2004, consisted primarily of interest income of $975,000 and $2,019,000, respectively, earned from investments in Mortgages, which was lower in 2005 due to non-recurring interest earned as a result of the Holly Ridge Mortgage and Equity Loan repayment in 2004.

Interest income from temporary investments increased approximately $15,000 for the year ended December 31, 2005 as compared to 2004, primarily due to non-recurring interest earned on the proceeds from the sale of Holly Ridge during the first two months of 2005 until such proceeds were distributed to partners in February 2005.

Other income decreased approximately $541,000 for the year ended December 31, 2005 as compared to 2004, primarily due to the gain realized from the repayment of the Holly Ridge Mortgage and Equity Loan in 2004.

General and administrative expenses increased approximately $18,000 for the year ended December 31, 2005 as compared to 2004, primarily due to an underaccrual of accounting fees in 2004 and an increase in legal costs in 2005.

Amortization expenses decreased approximately $72,000 for the year ended December 31, 2005 as compared to 2004, primarily due to the repayment of the Holly Ridge Mortgage and Equity Loan on December 29, 2004.

A provision for bad debts of approximately $120,000 and $84,000 was charged for the years ended December 2005 and 2004, respectively, representing the 2005 and 2004 guaranteed interest due from Windemere, which is not expected to be paid.

2004 vs. 2003

Results of operations for the years ended December 31, 2004 and 2003, consisted primarily of interest income of $2,019,000 and $1,470,000, respectively, earned from investments in Mortgages, which was higher in 2004 due to non-recurring interest earned as a result of the sale of Holly Ridge.

Interest income from temporary investments decreased approximately $7,000 for the year ended December 31, 2004 as compared to 2003, primarily due to proceeds from the sale of Mortenson House Apartments earning interest in 2003.

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


Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

The Registrant does not have any market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data.

(a) 1.  Financial Statements                                                              Page
        --------------------                                                              -----

        Report of Independent Registered Public Accounting Firm                            11

        Statements of Financial Condition as of December 31, 2005 and 2004                 12

        Statements of Income for the years ended December 31, 2005, 2004 and 2003          13

        Statements of Changes in Partners' Capital (Deficit) for the years ended
           December 31, 2005, 2004 and 2003                                                14

        Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003      15

        Notes to Financial Statements                                                      16

             Report of Independent Registered Public Accounting Firm




To the Partners of
Capital Mortgage Plus L.P.



We have audited the accompanying statements of financial condition of Capital Mortgage Plus, L.P. (a Delaware Limited Partnership) as of December 31, 2005 and 2004 and the related statements of income, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mortgage Plus, L.P. as of December 31, 2005 and 2004, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ REZNICK GROUP, P.C.
Bethesda, Maryland
March 14, 2006

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS


                                                                                            December 31,
                                                                                    ----------------------------
                                                                                       2005              2004
                                                                                    ------------    ------------
Investments in mortgage loans (Note 3)                                              $ 10,541,743    $ 10,648,744
Loan origination costs (net of accumulated amortization of $148,196 and $138,292)        325,334         335,238
                                                                                    ------------    ------------
                                                                                      10,867,077      10,983,982

Cash and cash equivalents                                                                591,905       2,150,170
Accrued interest receivable (net of allowance of $963,033 and $843,429)                   72,164          72,895
Other assets                                                                                   -       5,068,755
                                                                                    ------------    ------------

Total assets                                                                        $ 11,531,146    $ 18,275,802
                                                                                    ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities
  Accounts payable and other liabilities                                            $     36,349    $     27,008
  Due to general partner and affiliates (Note 4)                                         119,183          19,750
                                                                                    ------------    ------------

Total liabilities                                                                        155,532          46,758
                                                                                    ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs issued and outstanding) (Note 1)                   11,637,299      18,421,004
  General Partner                                                                       (261,685)       (191,960)
                                                                                    ------------    ------------

Total partners' capital (deficit)                                                     11,375,614      18,229,044
                                                                                    ------------    ------------

Total Liabilities and Partners' Capital (Deficit)                                   $ 11,531,146    $ 18,275,802
                                                                                    ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME

                                                            Years Ended December 31,
                                                      ------------------------------------
                                                         2005         2004         2003
                                                      ----------   ----------   ----------
Revenues:

Interest income:
   Mortgage loans (Note 3)                            $  974,516   $2,018,754   $1,469,540
   Temporary investments                                  21,390        6,337       13,230
Other income                                               3,900      544,507        2,782
                                                      ----------   ----------   ----------

Total revenues                                           999,806    2,569,598    1,485,552
                                                      ----------   ----------   ----------

Expenses:

General and administrative                                94,200       76,338       74,785
General and administrative-related parties (Note 4)      228,778      230,191      188,234
Provision for bad debts                                  119,604       83,788      141,748
Amortization                                                   -       71,613       99,037
                                                      ----------   ----------   ----------

Total expenses                                           442,582      461,930      503,804
                                                      ----------   ----------   ----------

Net income                                            $  557,224   $2,107,668   $  981,748
                                                      ==========   ==========   ==========

Net income - limited partners                         $  546,080   $2,065,515   $  962,113
                                                      ==========   ==========   ==========

Number of BACs outstanding                             1,836,660    1,836,660    1,836,660
                                                      ==========   ==========   ==========

Net income per BAC                                    $     0.30   $     1.12   $     0.52
                                                      ==========   ==========   ==========


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

                                                                        Limited          General
                                                         Total          Partners         Partner
                                                      ------------    ------------    ------------

Partner's capital (deficit) - January 1, 2003         $ 23,732,288    $ 23,880,785    $   (148,497)
Net income                                                 981,748         962,113          19,635
Distributions                                           (7,626,493)     (7,540,565)        (85,928)
                                                      ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2003         17,087,543      17,302,333        (214,790)
Net income                                               2,107,668       2,065,515          42,153
Distributions                                             (966,167)       (946,844)        (19,323)
                                                      ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2004         18,229,044      18,421,004        (191,960)
Net income                                                 557,224         546,080          11,144
Distributions                                           (7,410,654)     (7,329,785)        (80,869)
                                                      ------------    ------------    ------------

Partner's capital (deficit) - December 31, 2005       $ 11,375,614    $ 11,637,299    $   (261,685)
                                                      ============    ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                    -----------------------------------------
                                                                        2005           2004           2003
                                                                    -----------    -----------    -----------
Cash flows from operating activities:
Net income                                                          $   557,224    $ 2,107,668    $   981,748
                                                                    -----------    -----------    -----------

Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for bad debts                                                 119,604         83,788        141,748
Gain on recovery of amortized portion of equity loans                         0       (672,518)             0
Loss on unamortized portion of loan costs on prepaid equity loans             0        133,460              0
Amortization                                                              9,904         71,613         99,037
Amortization of interest rate buydown                                         0              0           (982)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable                     (118,873)        37,142       (182,489)
Decrease (increase) in other assets                                      34,089        (34,038)       406,229
Increase (decrease) in accounts payable and other liabilities             9,341          1,995           (727)
Increase (decrease) in due to general partner and affiliates             99,433          1,500        (38,157)
                                                                    -----------    -----------    -----------
Total adjustments                                                       153,498       (377,058)       424,659
                                                                    -----------    -----------    -----------

Net cash provided by operating activities                               710,722      1,730,610      1,406,407
                                                                    -----------    -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                                5,141,667        139,597        122,800
Receipt of principal on equity loan                                           0        684,400              0
                                                                    -----------    -----------    -----------

Net cash provided by investing activities                             5,141,667        823,997        122,800
                                                                    -----------    -----------    -----------

Cash flows from financing activities:
Distributions to partners                                            (7,410,654)      (966,167)    (7,626,493)
                                                                    -----------    -----------    -----------

Net cash used in financing activities                                (7,410,654)      (966,167)    (7,626,493)
                                                                    -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                 (1,558,265)     1,588,440     (6,097,286)

Cash and cash equivalents at beginning of year                        2,150,170        561,730      6,659,016
                                                                    -----------    -----------    -----------

Cash and cash equivalents at end of year                            $   591,905    $ 2,150,170    $   561,730
                                                                    ===========    ===========    ===========


Significant noncash investing and financing activities:
Other assets include receivable of principal on mortgage loans
  resulting from prepayment of mortgage loan                        $         -    $ 5,034,666   $          -
                                                                    ===========    ===========    ===========


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 and 2003


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

The general partner of the Partnership is CIP Associates, Inc., a Delaware corporation (the "General Partner"). On November 17, 2003, CharterMac acquired CharterMac Capital (formerly known as Related Capital Company), which is the indirect parent of RCC Manager LLC, the sole shareholder of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations. Related FI BUC$ Associates, Inc. is the Assignor Limited Partner of the Registrant.

The Partnership was formed to invest in insured or guaranteed mortgage investments. The Partnership has invested in first mortgage construction and permanent loans ("Mortgages") to finance multifamily residential rental properties ("Developments") developed by unaffiliated entities. A substantial portion of the Mortgages provides additional interest based on the annual cash flow from the Developments and the proceeds of prepayments, sales or other dispositions. All base interest and initially at least 90% of the principal of the Mortgages is insured or coinsured by U.S. Department of Housing and Urban Development ("HUD") and a private mortgage lender (which is an affiliate of the General Partner). The Partnership has also invested in uninsured equity loans ("Equity Loans") made directly to developers of developments on which the Partnership holds a Mortgage.

Net income and distributions from operations of the Partnership are allocated 2% to the General Partner and 98% to the limited partners, until the limited partners have received an 11% per annum non-cumulative non-compounded return on their adjusted contributions as defined in the Amended and Restated Agreement of Limited Partnership. Thereafter, net income and distributions will be allocated 90% to the limited partners and 10% to the General Partner. Distributions of disposition proceeds are allocated 1% to the General Partner and 99% to the limited partners until each limited partner has received an amount equal to its original contribution plus an amount which, when added to all prior distributions equals a 7% per annum cumulative non-compounded return on its adjusted contribution; then 2% and 98% of disposition proceeds, until each limited partner has received an amount which, when added to all prior distributions equals an 11% per annum cumulative non-compounded return on its adjusted contribution; and thereafter 10% to the General Partner and 90% to the limited partners.

The accrued cash distributions per BAC were approximately $0.36, $4.11 and $0.52 for 2005, 2004 and 2003. The 2005, 2004 and 2003 distributions were made from adjusted cash flow from operations (and, in particular, of the fourth quarter 2004 distributions which were paid on February 14, 2005 from the repayment of the Holly Ridge loan, $3.63 per BAC was considered to be a return of capital) and to a lesser extent were supplemented from working capital reserves, which was considered to be a return of capital.

NOTE 2 - Accounting Policies

a)  Basis of Accounting

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2005, 2004 and 2003


Loan origination costs, net of related loan fees, are deferred and recognized as a component of interest income over contractual payment terms of the related mortgage loans.

The  Equity  Loans  entitle  the  Registrant  to  an  equity   participation  of
approximately 35% of any proceeds from sale or refinancing. Because the participation percentage is less than 50%, the Registrant accounts for these Equity Loans as loans and not as equity investments in the borrower. The Equity Loans were considered to be premiums paid to obtain the Mortgages and were amortized over an estimated life. Effective December 31, 2004, the Equity Loans are fully amortized. The Registrant believes the resulting zero net book value properly states the net loan value. The Registrant believes recovery of such loans is contingent and recovery is likely only in the event of sale or refinancing occurs. Although the Registrant can call its loan, it cannot control the amount of proceeds available for repayment. Accordingly, the Registrant believes such collections should be reflected as gains when they occur. The Registrant does not believe that the variable interest component represented by the Equity Loan participation rights cause the Registrant to be the primary beneficiary of the borrowers. Accordingly, none of the borrowers are required to be consolidated under FASB Interpretation No. 46 (R) "Consolidation of Variable Interest Entities," ("FIN 46 (R)"). Further, the combination of the Mortgage Loan and the Equity Loan are not considered to increase the variability of expected losses or residual returns since the Mortgage Loans are insured by HUD.

b)  Cash and Cash Equivalents
Cash and cash equivalents include temporary investments with original maturity dates of less than 3 months when acquired and are carried at cost plus accrued interest, which approximates market value.

c)  Income Taxes
The Partnership is not required to provide for, or pay, any federal income taxes. Income tax attributes that arise from its operation are passed directly to the individual partners. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

d)  Revenue Recognition
Interest income on the Mortgages loans consists of contingent and non-contingent interest as defined in the mortgage notes and other additional interest agreements. Non-contingent interest consists of base and default interest, which are recognized as earned. Contingent interest is based on the underlying Development's cash flows and is recognized when received. The Registrant does not accrue interest income on nonperforming loans. All of the existing loans are considered performing loans.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2005, 2004 and 2003


Note 3 - Investments in Mortgage Loans

Information relating to investments in Mortgages and Equity Loans as of December 31, 2005 and 2004 is as follows:


                                                                                Amounts Advanced
                                              -----------------------------------------------------------------------------

                         No. of                Final                                Total      Investments    Investments
                       Apartment   Date of    Maturity                Equity       Amounts     in Loans at    in Loans at
Property/Location        Units    Investment    Date     Mortgages     Loans      Advanced    12/31/2005(E)   12/31/2004(E)
---------------------  ---------  ----------  --------  -----------  ----------  -----------  -------------  --------------

Windemere Apts./         204        9/1990     9/2030   $ 8,110,300  $  736,550  $ 8,846,850   $  7,432,335   $ 7,510,967
Wichita, KS

Fieldcrest III Apts./    112        8/1991     8/2031     3,343,700     383,300    3,727,000      3,109,408     3,137,777
Dothan, AL

                                                        -----------  ----------  -----------   ------------   -----------

Total                                                   $11,454,000  $1,119,850  $12,573,850   $ 10,541,743   $10,648,744
                                                        ===========  ==========  ===========   ============   ===========


                         Interest Earned by the Partnership during 2005
                       ----------------------------------------------------
                         Non-contingent              Contingent
                       ------------------  --------------------------------
                         Base    Default   Annual     Cash flow
                       Interest  Interest   Yield   Participation   Total
                        Amount/   Amount/  Amount/      Amount/    Interest
Property/Location       Rate(A)   Rate(B)  Rate(C)     Rate(D)      Earned
---------------------  --------  --------  -------  -------------  --------

Windemere Apts./       $584,685  $119,604  $     0    $      0     $704,289
Wichita, KS               7.95%     1.60%    1.08%      30.00%

Fieldcrest III Apts./   270,227         0        0           0      270,227
Dothan, AL                8.68%        0%    1.36%      30.00%

                       --------  --------  -------    --------     --------

Total                  $854,912  $119,604  $     0    $      0     $974,516
                       ========  ========  =======    ========     ========

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2005, 2004 and 2003


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

(E)  The  Investments  in  Loans  amount  reflects  the  unpaid  balance  of the
     Mortgages  in  the  amounts  of   $10,541,743  at  December  31,  2005  and
     $10,648,744 at December 31, 2004.

                                                2005              2004
                                            ------------     ------------
 Investment in loans January 1,             $ 10,648,744     $ 15,891,923
                                            ------------     ------------

 Deductions:
 Amortization of Equity Loans                          -          (57,033)
 Collection of principal-Mortgages
                        -Windemere               (78,633)         (72,592)
                        -Fieldcrest              (28,368)         (26,000)
                        -Holly Ridge                   -       (5,075,672)

 Collection of principal-Equity Loan
                        -Holly Ridge*                  -          (11,882)
                                            ------------     ------------
                                                (107,001)      (5,243,179)
                                            ------------     ------------

 Investment in loans December 31,           $ 10,541,743     $ 10,648,744
                                            ============     ============


* This is the unamortized portion of the Equity Loan and the balance of the $684,400 repaid is included in other income on the Statements of Income.

The Windemere Apartments ("Windemere") Mortgage is co-insured by HUD and Related Mortgage Corporation ("RMC"), a company which is affiliated with the non-executive Chairman of CharterMac, the parent of the General Partner. The Fieldcrest III Apartments, Ltd. ("Fieldcrest") Mortgage is insured by HUD. The Holly Ridge II Apartments ("Holly Ridge") Mortgage was insured by HUD.

In addition to the interest rate payable during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow, if any, remaining after payment of the permanent loan interest and accrued interest if any, and certain amounts from sales or refinancing proceeds.

The Equity Loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the Developments. The Equity Loans are not insured by HUD or any other party and, for financial statement reporting purposes, were considered to be premiums paid to obtain the Mortgages. Effective December 31, 2004, the Equity Loans are fully amortized. The Registrant believes the resulting zero net book value properly states the net loan value. The Registrant believes recovery of such loans is contingent and recovery is likely only in the event of sale or refinancing occurs. Although the Registrant can call its loan, it cannot control the amount of proceeds available for repayment. Accordingly, the Registrant believes such collections should be reflected as gains when they occur.

At December 31, 2005, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately $120,000, $124,000, $124,000, $125,000, $88,000, $126,000, $127,000 and $129,000
for the years ended December 31, 2005,  2004,  2003,  2002, 2001, 2000, 1999 and
1996. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $963,000 and $843,000 at December 31, 2005 and 2004, respectively. The allowance has been reflected in the provision for bad debts on the statement of income.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2005, 2004 and 2003


As permitted by the certain Subordinated Promissory Note dated August 23, 1991 (the "Subordinated Note"), on November 30, 2005, RMC called for the prepayment of the Subordinated Note on May 31, 2006 from Fieldcrest at an estimated fair market value of $5,000,000.

Windemere is currently in negotiations to refinance its Mortgage and Equity Loan through an affiliate of the General Partner. No documents have been drawn up, and there is no guarantee that the refinancing will occur. The Partnership currently estimates that the refinancing could take place in April 2006. As of December 31, 2005, Windemere had a Mortgage balance of approximately $7,432,000 and an Equity Loan balance of approximately $737,000. Effective December 31, 2004, the Equity Loan has a net book value of $0. The Registrant believes recovery of such loan is contingent and recovery is likely only in the event of sale or refinancing. Although the Registrant can call its loan, it cannot control the amount of proceeds available for repayment. Accordingly, the Registrant believes such collections should be reflected as gains when they occur. Recovery of the Equity Loan is subordinate to the default interest of $963,033 which has been fully reserved.


NOTE 4 - Related Parties

The costs incurred to related parties for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                     2005       2004       2003
                                                   --------   --------   --------
Partnership management fees (a)                    $ 65,895   $ 97,287   $ 97,287
Expense reimbursement (b)                           162,883    132,904     90,947
                                                   --------   --------   --------

Total general and administrative-related parties   $228,778   $230,191   $188,234
                                                   ========   ========   ========


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. During the years ended December 31, 2005, 2004 and 2003, payments of approximately $50,000, $97,000 and $122,000 were made, respectively. At December 31, 2005 and 2004, the General Partner and its affiliates were due approximately $16,000 and $0, respectively, for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. During the years ended December 31, 2005, 2004 and 2003, payments of approximately $79,000, $152,000 and $104,000 were made, respectively, relating to these costs. As of December 31, 2005 and 2004, the General Partner and its affiliates were due approximately $103,000 and $20,000, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor. RMC is also the servicer for both Windemere and Fieldcrest and receives a fee for its services.


NOTE 5 - Concentration of Credit Risk

The Partnership maintains its cash in several banks which are insured by the Federal Deposit Insurance Corporation (FDIC) for a balance up to $100,000. At times during 2005, the account balance exceeded the FDIC limit.

Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Registrant's investments in Mortgages are insured or co-insured by HUD and additionally one Mortgage is coinsured by a private mortgage lender (which is affiliated with the non-executive Chairman of CharterMac, the parent of the General Partner). The Registrant's investments in uninsured non-interest bearing Equity Loans (which represent approximately 10% of the Registrant's portfolio when originated) are secured by a Registrant interest in the two properties. Due to the prepayment of three of the Registrant's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States (see Note 3). Thus, the Registrant may not be protected against a general downturn in the national economy.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2005, 2004 and 2003


NOTE 6 - Fair Value of Financial Instruments

Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires that the estimated fair value of financial instruments, as defined by SFAS No. 107, be disclosed. Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract which creates obligations and rights to exchange cash and/or other financial instruments. SFAS No. 107 also requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments.

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

Investments in Loans
--------------------
At December 31, 2005, the estimated carrying value of the Mortgages and Equity Loans approximated fair value. The estimated fair values at December 31, 2005 were based on internal valuations of the two Developments collateralizing these Mortgages. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument which sets forth the terms of a loan. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the loans and the lack of a ready market for such investments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.


NOTE 7 - Quarterly Financial Information (Unaudited)

                       First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                       -------------    --------------    -------------    --------------

Fiscal Year 2005
------------------

Total Revenue            $   261,509       $   248,896      $   249,383       $   240,018
Net income                   163,161           112,135          153,386           128,542
Net income per BAC              0.09              0.06             0.08              0.07


Fiscal Year 2004
------------------

Total Revenue            $   367,281       $   367,858      $   367,643        $1,466,816
Net income                   245,430           243,790          227,207         1,391,241
Net income per BAC               .13               .13              .12               .74


The Registrant has not disposed of any segments of business and has not experienced any extraordinary, unusual or infrequently occurring items within the two most recent fiscal years, other than the repayment of the Mortgage and Equity Loan with respect to Holly Ridge.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 2005, 2004 and 2003


NOTE 8 - Taxable Income

A reconciliation of the financial statement net income of the Registrant to net income as shown on the tax returns for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                         Years Ended December 31,
                                                -------------------------------------------
                                                   2005            2004            2003
                                                -----------    ------------    ------------
 Net income per financial statements            $   557,224    $  2,107,668    $    981,748
 Bad debt expense                                   119,604          83,788         141,748
 Amortization expense                                     0          57,033          83,475
 Reverse prior years' amortization recovered
  at prepayment of Holly Ridge Loan                       0        (672,517)              0
 Prepaid expense                                          0               0         (24,323)
                                                -----------    ------------    ------------

  Tax return net income                         $   676,828    $  1,575,972    $  1,182,648
                                                ===========    ============    ============


The differences in the assets and liabilities of the Registrant for financial reporting purposes and tax reporting purposes as of December 31, 2005 are as follows:

                                                 Financial         Tax
                                                 Reporting      Reporting       Difference
                                                -----------    ------------    ------------
 Assets                                         $11,531,146    $ 13,626,656    $  2,095,510

 Liabilities                                    $   155,532    $    309,710    $    154,178


NOTE 9 - Subsequent Event

On February 14, 2006, distributions of $167,237 and $3,413 were paid to BAC holders and the General Partner, respectively, representing the 2005 fourth quarter distributions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 9A. Controls and Procedures

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Registrant, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

         INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Registrant's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Item 9B. Other Information

         Boesky Resignation
         ------------------
         On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of CIP Associates, Inc. (the "General Partner"). Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

         Tender Offer Response
         ---------------------
         The Registrant responded to an unsolicited tender offer and expressed no opinion with respect to whether or not BACs holders should tender their Units as more fully discussed in the Registrant's press release dated November 18, 2005, which is included as Exhibit 99.1 to this Report on Form 10-K.

         Transfer Procedures
         -------------------
         As was previously disclosed, the Registrant has been the subject of at least two ongoing tender offers by persons not affiliated with it or its general partner, each such tender offer seeking to purchase up to 4.9% of the outstanding units of the Registrant. See "Tender Offer Response" above.

         Those tender offers, as well as other transfer requests made independently of the tender offers, implicate the Registrant's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Registrant pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Registrant and its investors, and preserve the Registrant's advantageous tax status.

         In prior years, the Registrant relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Registrant now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

         A brief summary of certain of the Registrant's key policies, practices and requirements with respect to transfers and tender offers is as follows:

         o No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Registrant unless and until it is approved by the General Partner.

         o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Registrant's own transfer documentation. The Registrant does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

         o The Registrant will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Registrant and its partners with (i) an indemnity (in form and substance in all ways acceptable to the General Partner) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and (ii) a legal opinion (in form and substance in all ways acceptable to the General Partner) that there will be no adverse tax consequences to the Registrant and its partners from exceeding the 2% safe harbor.

         o In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Registrant's remaining investors with no liquidity opportunity for the rest of that tax year, the Registrant restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Registrant with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

         o The Registrant requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

         The foregoing is solely a summary of the Registrant's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Registrant's transfer documentation package, may be obtained from the Registrant.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Registrant has no directors or executive officers. The Registrant's affairs are managed and controlled by the General Partner. The General Partner was organized in Delaware in November 1988. The executive officers and director of the General Partner have held their positions as indicated below.

On November 17, 2003, CharterMac acquired CharterMac Capital (formerly known as Related Capital Company) ("CharterMac Capital"), which is the indirect parent of RCC Manager LLC, the sole shareholder of the General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Registrant or its day-to-day operations as the General Partner's management team remained unchanged. Alan P. Hirmes replaced Stephen M. Ross as Director of CIP Associates Inc. effective April 1, 2004 as a result of this acquisition. Certain information concerning the director and executive officers of the General Partner is set forth below.

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

CIP Associates Inc.

   Name                             Position                 Position Held Since
   -----------------         ------------------------      ---------------------

   Alan P. Hirmes            Director and President                1988
   Brenda Abuaf              Executive Vice President              2005
   Marc Schnitzer            Vice President                        1988
   Glenn F. Hopps            Treasurer                             1998
   Teresa Wicelinski         Secretary                             1998


ALAN P. HIRMES, 51, the Director and President of the General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining CharterMac Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also the President of CharterMac Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

BRENDA ABUAF, 50, Executive Vice President and Co-Department Head of the Corporate Communications Department. Ms. Abuaf joined CharterMac Capital in 1980 and graduated from the University of Stony Brook with a Bachelor of Arts Degree in Social Science.

MARC D. SCHNITZER, 45, joined CharterMac Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 43, joined CharterMac Capital in December, 1990, and prior to that date was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 40 joined CharterMac Capital in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

There are no family relationships between the foregoing director and/or executive officers.

The parent of the General Partner of the Registrant, CharterMac, has adopted a Code of Ethics that applies to the Principal Executive Officer and Principal Financial Officer of CharterMac and its subsidiaries, including the General Partner. CharterMac's Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to Investor Services, CharterMac, 625 Madison Avenue, New York, NY 10022.


Item 11. Executive Compensation

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


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 3, 2006, no person was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner owns any Limited Partnership Interests or BACs.

There are no securities authorized for issuance under equity compensation plans.


Item 13. Certain Relationships and Related Transactions

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


Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Reznick Group and their respective affiliates (collectively, "Reznick") for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004 and for the reviews of the financial statements included in the Registrant's Quarterly Reports on Form 10-Q were $28,000 and $28,000, respectively. There were no other audit related fees for the years ended December 31, 2005 and 2004.

Audit - Related Fees
--------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns were $8,700 for both years ended December 31, 2005 and 2004. There were no other tax related fees for the years ended December 31, 2005 and 2004.

All Other Fees
--------------
None

The Registrant has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Registrant is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

                                                                                         Sequential
(a) 1.  Financial Statements                                                                Page
        --------------------                                                             -----------
        Report of Independent Registered Public Accounting Firm                              11

        Statements of Financial Condition as of December 31, 2005 and 2004                   12

        Statements of Income for the years ended December 31, 2005, 2004 and 2003            13

        Statements of Changes in Partners' Capital (Deficit) for the years ended
         December 31, 2005, 2004 and 2003                                                    14

        Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003        15

        Notes to Financial Statements                                                        16

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

(10J)   Mortgage  Note,  dated  March 1,  1993,  with  respect  to  Holly  Ridge
        Apartments in Gresham, Oregon, in the principal amount of $5,310,000 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated March 16, 1993)

                                                                                         Sequential
                                                                                            Page
                                                                                         -----------
(10K)   Equity Loan dated March 16, 1993, with respect to Holly Ridge Apartments in Gresham, Oregon, in the principal amount of $684,000 (incorporated by reference to Exhibit 10(b) in the  Registrant's  Current  Report on Form
        8-K dated March 16, 1993)

(10L)   Subordinated  Promissory  Note,  dated March 16,  1993,  with respect to
        Holly Ridge Apartments in Gresham,  Oregon (incorporated by reference to
        Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated March
        16, 1993)

31.1    Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*                          31

32.1    Certification  Pursuant to Rule  13a-14(b) or Rule 15d-14(b) and Section
        1350 of Title 18 of the United States Code (18 U.S.C. 1350)*                         32

(99.1)   Press Release dated November 18, 2005 regarding unsolicited tender offer*           33


*  Filed herewith

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CAPITAL MORTGAGE PLUS L.P.
                                  (Registrant)



                                    By:  CIP ASSOCIATES, INC.
                                         General Partner



Date: March 28, 2006                     By:  /s/ Alan P. Hirmes
      --------------                          ------------------
                                              Alan P. Hirmes
                                              President (Principal Executive and
                                              Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                       Title                            Date
------------------  -----------------------------------------    --------------

                    President (Principal Executive and
/s/ Alan P. Hirmes  Financial Officer and Director) of
------------------  CIP Associates, Inc. (the General Partner
Alan P. Hirmes      of the Registrant)                           March 28, 2006
                                                                 --------------



/s/ Glenn F. Hopps  Treasurer (Principal Accounting Officer)
------------------  of CIP Associates, Inc. (the General
Glenn F. Hopps      Partner of the Registrant)                   March 28, 2006
                                                                 --------------

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)



I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending December 31, 2005 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and have:

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the board of directors of the General Partner:

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



          Date: March 28, 2006
                --------------

                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)



In  connection  with the  Annual  Report of  Capital  Mortgage  Plus  L.P.  (the
"Partnership") on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     March 28, 2006

                                                                    Exhibit 99.1


                           CAPITAL MORTGAGE PLUS L.P.
                            RESPONDS TO TENDER OFFER
                            ------------------------


New York, New York, November 18, 2005 -- Capital Mortgage Plus L.P. (the "Partnership") responded today as follows to an unsolicited tender offer (the "Offer") by Everest Properties II, LLC (the "Offeror") to purchase up to 89,996 of the Partnership's beneficial acceptance certificates ("BACs"), or approximately 4.9% of the Partnership's total outstanding BACs, at a price of $4.50 per BAC, less certain reductions to that purchase price as described in the Offeror's written tender offer materials dated October 21, 2005 (the "Offering Materials").

The Offeror is not affiliated with the Partnership or its general partner. The Offeror did not provide the Partnership with a copy of the Offering Materials at or prior to the time it commenced the Offer. The Partnership learned of the Offer only after certain BACs holders contacted the Partnership to inquire about the Offer and the Partnership thereafter obtained a copy of the Offering Materials.

The Partnership expresses no opinion and is neutral with respect to whether or not BACs holders should tender their BACs in response to the Offer. As the Partnership has previously disclosed to its BACs holders, the Partnership is in the process of liquidating its portfolio of investments in real estate mortgages and currently holds only two such remaining investments. It is uncertain at this time how much money, if any, will be realized by the Partnership and its BACs holders from the liquidation of its remaining investments. While there can be no assurances about how much money such contemplated sales will realize and when such sales will occur, the general partner of the Partnership currently believes that the aggregate amount that may be distributed to BACs holders from such sales may materially exceed the net purchase price of the Offer and that it is possible that such sales of the Partnership's two remaining investments and the resulting distributions to BACs holders could occur within the next six to nine months. Although there is the risk that the actual liquidation of the Partnership's two remaining investments might take longer than nine months and might result in distributions to BACs holders that are less than the Offer's price, BACs holders might obtain more money by holding their BACs than by selling them to the Offeror. Accordingly, BACs holders should consider, with their own financial advisors, whether or not the Offer and its purchase price are attractive or unattractive to them from an economic point of view.

In addition, BACs holders may also wish to consider the following:

First, the Partnership, on or about November 14, 2005, mailed to BACs holders a quarterly distribution of $.09 per BAC. According to the terms of the Offer, this distribution will reduce the price of the Offer to $4.41 per BAC, which price is also subject to other reductions as described in the Offering Materials.

Second, the Offer raises certain questions about its potential impact on the Partnership's tax status for federal income tax purposes. The Partnership is currently treated, and has since its inception been treated, as a partnership and a pass-through entity for federal income tax purposes -- a tax status that is desirable and beneficial to the Partnership and its investors. That beneficial tax status might be lost, and the Partnership might be taxed as a corporation, if it were deemed to be a "publicly traded partnership" within the meaning of the Internal Revenue Code and certain regulations promulgated by the Internal Revenue Service. It is uncertain whether or not the Offer, if consummated, might cause the Partnership to be deemed a "publicly traded partnership" since the Offer could result in a transfer of more than two percent of the interests in the Partnership during the year, which might prevent the Partnership from relying on an Internal Revenue Service "safe harbor" protecting against publicly traded partnership treatment. Accordingly, the Partnership will only permit BACs to be transferred pursuant to the Offer if the General Partner determines, in its sole discretion, either that the cumulative total number of transfers in any tax year (including transfers prior to the Offer, transfers pursuant to the Offer and any amount reserved for future transfers outside of the Offer) falls within the safe harbor or that the Offeror has provided sufficient assurances and protection to the Partnership, its partners and BACs holders to allow the transfers notwithstanding the potential violation of the two percent limitation safe harbor. In order to address these concerns, the Offeror must provide the Partnership with (i) an opinion of counsel that the Offer will not result in the Partnership being deemed to be a "publicly traded partnership" for federal income tax purposes and (ii) an agreement to indemnify the Partnership, its general partner and its BACs holders for any loss or liability relating to any adverse tax consequences arising from the Offer. This legal opinion and indemnity must be in a form and content satisfactory to the Partnership and its counsel.

Third, the Agreement of Transfer and proposed transfer documentation included with the Offering Materials are inconsistent with the Partnership's long-established practices, procedures and documentation necessary for BACs holders to transfer their units Accordingly, the Offeror's Agreement of Transfer and proposed transfer documentation will not be accepted by the Partnership and BACs will not be transferred based on the Offeror's proposed documentation. The Offeror and any BACs holder wishing to sell his, her or its BACs must each complete the Partnership's standard transfer and subscription documentation in accordance with the Partnership's standard practices and procedures. Among other things, each selling BACs holder must individually sign each of the
Partnership's required transfer documents. Pursuant to the Partnership's well-established practices and procedures, the Partnership does not accept, and will not accept in connection with the Offer, signatures by persons other than the selling unit holder who purport to act based on a power of attorney executed by the unit holder. Persons who wish to sell their units to the Offeror should contact the Partnership and request its standard transfer documentation.

Fourth, the Offer does not afford tendering BACs holders withdrawal or proration rights and states that BACs will be purchased on a "first-received, first-buy basis." The Partnership believes that such terms are highly coercive and unfair to unit holders and may be in violation of the federal securities laws.


                                      * * *


Each BACs holder should consult with his, her or its own investment, tax and legal advisors in deciding whether or not to tender BACs in response to the Offer. As a precaution to make sure that any tendering BACs holder is aware of the disclosures contained in this press release, the Partnership will require, as a condition to processing transfer requests, each tendering BACs holder to sign a written statement acknowledging that he, she or it is aware of and understands the disclosures contained in this press release and that he, she or it wishes to proceed with the sale of their BACs to the Offeror anyway.

Certain statements in this press release may constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties are detailed in Capital Mortgage Plus L.P.'s Annual Report on Form 10-K for the period ended December 31, 2004, and in its other filings with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date of this press release. Capital Mortgage Plus L.P. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.


                                      # # #