Form 10-Q
period 2006-03-31
CAPITAL MORTGAGE PLUS L P
filed 2006-05-12
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2006


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    Delaware                                   13-3502020
------------------------------------------------        ------------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                 organization)                             Identification No.)

     625 Madison Avenue, New York, New York                      10022
------------------------------------------------        ------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                    March 31,     December 31,
                                                                                      2006            2005
                                                                                  ------------    ------------
                                                                                   (Unaudited)      (Audited)
                                                      ASSETS

Investments in mortgage loans (Note 2)                                            $ 10,513,596    $ 10,541,743
Loan origination costs (net of  accumulated amortization of $150,672
  and $148,496)                                                                        322,858         325,334
                                                                                  ------------    ------------
                                                                                    10,836,454      10,867,077

Cash and cash equivalents                                                              522,766         591,905
Accrued interest receivable (net of allowance of $992,328 and $963,033)                 71,972          72,164
                                                                                  ------------    ------------

Total assets                                                                      $ 11,431,192    $ 11,531,146
                                                                                  ============    ============


                                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities
  Accounts payable and other liabilities                                          $     45,889    $     36,349
  Due to general partner and affiliates (Note 3)                                        15,917         119,183
                                                                                  ------------    ------------

Total liabilities                                                                       61,806         155,532
                                                                                  ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs issued and outstanding)                          11,631,196      11,637,299
  General Partner                                                                     (261,810)       (261,685)
                                                                                  ------------    ------------

Total partners' capital (deficit)                                                   11,369,386      11,375,614
                                                                                  ------------    ------------

Total Liabilities and Partners' Capital (Deficit)                                 $ 11,431,192    $ 11,531,146
                                                                                  ============    ============


                See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              2006       2005*
                                                            --------    --------
Revenues
Interest income:
  Mortgage loans (Note 2)                                   $244,104    $246,625
  Temporary investments                                       16,975      11,108
Other income                                                   2,868       1,300
                                                            --------    --------

Total revenues                                               263,947     259,033
                                                            --------    --------

Expenses
  General and administrative                                  19,983      20,791
  General and administrative-related parties(Note 3)          50,247      45,474
  Provision for bad debts                                     29,295      29,607
                                                            --------    --------

Total expenses                                                99,525      95,872
                                                            --------    --------

Net income                                                  $164,422    $163,161
                                                            ========    ========

Allocation of Net income:

Limited Partners                                            $161,134    $159,898
                                                            ========    ========

General Partner                                             $  3,288    $  3,263
                                                            ========    ========

Net income per BAC                                          $   0.09    $   0.09
                                                            ========    ========


* Reclassified for comparative purposes.

                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                  Limited         General
                                                    Total         Partners        Partner
                                                ------------    ------------    ------------

Partners' capital (deficit) - January 1, 2006   $ 11,375,614    $ 11,637,299    $   (261,685)
Net income                                           164,422         161,134           3,288
Distributions                                       (170,650)       (167,237)         (3,413)
                                                ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2006    $ 11,369,386    $ 11,631,196    $   (261,810)
                                                ============    ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                        --------------------------
                                                                           2006            2005
                                                                        -----------    -----------
Cash flows from operating activities:

Net income                                                              $   164,422    $   163,161

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for bad debts                                                      29,295         29,607
Amortization expense                                                          2,476          2,476
Increase in accrued interest receivable                                     (29,103)       (29,430)
Decrease in other assets                                                          -         31,089
Increase in accounts payable and other liabilities                            9,540          9,476
(Decrease) increase in due to general partner and affiliates               (103,266)        28,250
                                                                        -----------    -----------

Net cash provided by operating activities                                    73,364        234,629
                                                                        -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                                       28,147      5,060,601
                                                                        -----------    -----------

Net cash provided by investing activities                                    28,147      5,060,601
                                                                        -----------    -----------

Cash flows from financing activities:
Distributions to partners                                                  (170,650)    (6,904,264)
                                                                        -----------    -----------

Net cash used in financing activities:                                     (170,650)    (6,904,264)
                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                   (69,139)    (1,609,034)

Cash and cash equivalents at beginning of period                            591,905      2,150,170
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $   522,766    $   541,136
                                                                        ===========    ===========


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in Capital Mortgage Plus L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of CIP Associates, Inc., a Delaware corporation (the "General Partner"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 2006 and the results of operations and its cash flows for the three months ended March 31, 2006 and 2005, respectively. However, the operating results for the three months ended March 31, 2006 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans

Information relating to investments in the Mortgages and Equity Loans as of March 31, 2006 is as follows:


                                                                            Amounts Advanced
                                                  ---------------------------------------------------------------------


               No. of                   Final                                   Total      Investments    Investments
Property/     Apartment    Date of     Maturity    Mortgage       Equity       Amounts     in Loans at    in Loans at
 Location       Units     Investment     Date       Loans         Loans       Advanced     3/31/2006(E)   12/31/2005(E)
-----------   ---------   ----------   --------   -----------   ----------   -----------   ------------   -------------
Windemere
 Apts./          204       9/1990      9/2030     $ 8,110,300   $  736,550   $ 8,846,850   $  7,411,675   $   7,432,335
 Wichita, KS

Fieldcrest
 III Apts/       112       8/1991      8/2031       3,343,700      383,300     3,727,000      3,101,921       3,109,408
 Dothan, AL
                                                  ---------------------------------------------------------------------

Total                                             $11,454,000   $1,119,850   $12,573,850   $ 10,513,596   $  10,541,743
                                                  =====================================================================




                     Interest earned by the Partnership during 2006
              ------------------------------------------------------------
                  Non-contingent                   Contingent
              ----------------------   -----------------------------------

                                                    Cash Flow
                Base       Default      Annual      Participa-
              Interest     Interest     Yield         tion         Total
Property/      Amount/     Amount/      Amount/      Amount/      Interest
 Location      Rate (A)    Rate (B)     Rate (C)     Rate (D)      Earned
-----------   ---------   ----------   ----------   ----------   ---------
Windemere
 Apts./       $ 147,443   $   29,295   $        0   $        0   $ 176,738
 Wichita, KS      7.95%        1.60%        1.08%       30.00%

Fieldcrest
 III Apts/       67,366            0            0            0      67,366
 Dothan, AL       8.68%           0%        1.36%       30.00%
              ------------------------------------------------------------

Total         $ 214,809   $   29,295   $        0   $        0   $ 244,104
              ============================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


(A) Base Interest on the Mortgages is that amount that is insured/co-insured by the Department of Housing and Urban Development ("HUD") and is being shown net of service fee.

(B) Default Interest is the minimum amount due over the base rate, and is not contingent upon cash flow. This interest is secured by partnership interests in the borrower.

(C) Annual Yield is the amount over the default rate and is contingent upon cash flow of the Developments.

(D) Cash Flow Participation is the percent of cash flow due to the Partnership after payment of the Annual Yield and is contingent upon cash flow of the Developments.

(E) The Investments in loans amount reflects the unpaid balance of the Mortgages in the amount of $10,513,596 at March 31, 2006 and $10,541,743 at December 31, 2005. The Equity Loans are fully reserved.

     Investments in loans January 1, 2005                           $10,648,744

     Deductions:
     Collection of principal - Mortgages   -- Windemere                 (78,633)
                                           -- Fieldcrest                (28,368)
                                                                    -----------

                                                                       (107,001)
                                                                    -----------

     Investments in loans
     December 31, 2005:                                              10,541,743
                                                                    -----------

     Deductions:
     Collection of principal - Mortgages   -- Windemere                 (20,660)
                                           -- Fieldcrest                 (7,487)
                                                                    -----------

                                                                        (28,147)
                                                                    -----------

     Investments in loans March 31, 2006                            $10,513,596
                                                                    ===========


The Windemere Apartments ("Windemere") Mortgage is co-insured by HUD and Related Mortgage Corporation ("RMC"), a company which is affiliated with the non-executive Chairman of CharterMac, the parent of the General Partner. The Fieldcrest III Apartments, Ltd. ("Fieldcrest") Mortgage is insured by HUD.

In addition to the interest rate payable during the post-construction periods, the Partnership will be entitled to payment of 30% of cash flow, if any, remaining after payment of the permanent loan interest and accrued interest, if any, and 30% to 35% of sales or refinancing proceeds, if any.

The Equity Loans are non-interest bearing and are secured by the assignment of the owner/developers' interests in the Developments. The Equity Loans are not insured by HUD or any other party. The Partnership believes recovery of such loans is contingent and is likely only in the event of a sale or refinancing. Although the Partnership can call its Equity Loan, it cannot control the amount of proceeds available for repayment. Accordingly, the Partnership believes such collections should be reflected as gains when they occur. As of March 31, 2006 and 2005, the Equity Loans are fully reserved.

Loan origination costs, net of related loan fees, are deferred and recognized as a component of interest income over contractual payment terms of the related mortgage loans. Amortization expense was $2,476 for both the periods ended March 31, 2006 and 2005.

At March 31, 2006, all of the loans due to the Partnership are current with respect to their Federal Housing Authority ("FHA") Mortgage obligations. Windemere has not paid its default interest of an aggregate of approximately $29,000 for the three months ended March 31, 2006 and $833,000 and $130,000 for the years ended December 31, 1999 through 2005 and December 31, 1996,

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


respectively. As a result, an allowance for uncollectability relating to the default interest amounted to approximately $992,000 and $963,000 at March 31, 2006 and December 31, 2005, respectively. The allowance has been reflected in provisions for bad debts on the statements of income.

As permitted by the certain Subordinated Promissory Note dated August 23, 1991 (the "Subordinated Note"), on November 30, 2005, RMC called for the prepayment of the Subordinated Note on May 31, 2006 from Fieldcrest which has an estimated fair market value of the property of $5,000,000. As of March 31, 2006, Fieldcrest had a Mortgage balance of approximately $3,102,000 and an Equity Loan balance of approximately $383,000 exclusive of any amounts that entitle the Partnership to a participation of any proceeds from sale or refinancing. Any repayment on the Equity Loan would result in a gain as it has been fully reserved, and any payments from a participation would result in interest income to the Partnership.

Windemere is currently in negotiations to refinance its Mortgage and Equity Loan through an affiliate of the General Partner. No agreements have been entered into, and there is no guarantee that the refinancing will occur. The Partnership currently estimates that the refinancing is expected to take place in the second quarter of 2006. As of March 31, 2006, Windemere had a Mortgage balance of approximately $7,412,000 and an Equity Loan balance of approximately $737,000. Effective December 31, 2004, the Equity Loan has a net book value of $0. The Partnership believes recovery of such Equity Loan or any amounts that entitle the Partnership to a participation of any proceeds from sale or refinancing is contingent and is likely only in the event of a sale or refinancing. Although the Partnership can call its Equity Loan, it cannot control the amount of proceeds available for repayment. Accordingly, the Partnership believes such Equity Loan collections should be reflected as gains when they occur, and any payments from a participation would result in interest income to the Partnership.


Note 3 - Related Parties

The costs incurred to related parties for the three months ended March 31, 2006 and 2005 were as follows:

                                                   Three Months Ended
                                                       March 31,
                                                   -----------------
                                                    2006       2005
                                                   -------   -------
Partnership management fees (a)                    $16,474   $16,474
Expense reimbursement (b)                           33,773    29,000
                                                   -------   -------

Total general and administrative-related parties   $50,247   $45,474
                                                   =======   =======


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At March 31, 2006 and December 31, 2005, the General Partner and its affiliates were due approximately $0 and $16,000, respectively, for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $16,000 and $103,000 were accrued and unpaid as of March 31, 2006 and December 31, 2005, respectively.

RMC is a co-insurer on the Windemere Mortgage in which the Partnership has invested. RMC is entitled to a mortgage insurance premium which is paid by the mortgagor. RMC is also the servicer for both Windemere and Fieldcrest and receives a fee for its services.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)



Note 4 - Subsequent Event

It is anticipated that during May 2006, distributions of approximately $164,000 and $3,000 will be paid to Beneficial Assignment Certificate ("BAC") holders and the General Partner, respectively, representing the 2006 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in Mortgage and Equity Loans and (2) the working capital reserve.

During the three months ended March 31, 2006, cash and cash equivalents of the Partnership decreased by approximately $69,000 due to distributions paid to the General Partner and BAC holders of approximately $171,000 which exceeded cash provided by operating activities of approximately $73,000 and collections of principal on Mortgages of approximately $28,000. Amortization of approximately $2,000 is included in the adjustments to reconcile the net income to net cash provided by operating activities.

Distributions of approximately $167,000 and approximately $3,000 were made to the BAC holders and the General Partner, respectively, during the three months ended March 31, 2006.

As permitted by the certain Subordinated Promissory Note dated August 23, 1991 (the "Subordinated Note"), on November 30, 2005, Related Mortgage Corporation ("RMC") called for the prepayment of the Subordinated Note on May 31, 2006 from Fieldcrest III Apartments, Ltd. ("Fieldcrest") which has an estimated fair market value of the property of $5,000,000. As of March 31, 2006, Fieldcrest had a Mortgage balance of approximately $3,102,000 and an Equity Loan balance of approximately $383,000. Any repayment on the Equity Loan would result in a gain as it has been fully reserved.

Windemere Apartments ("Windemere") is currently in negotiations to refinance its Mortgage and Equity Loan through an affiliate of the General Partner. No agreements have been entered into, and there is no guarantee that the refinancing will occur. The Partnership currently estimates that the refinancing is expected to take place in the second quarter 2006. As of March 31, 2006, Windemere had a Mortgage balance of approximately $7,412,000 and an Equity Loan balance of approximately $737,000. Any repayment of Equity Loan would result in a gain as it has been fully reserved.

Upon repayment of the two remaining investments in Mortgages and Equity Loans, the Partnership would distribute any remaining net proceeds and liquidate.

Subject to the future performance of the Partnership's investments and results of operations, the General Partner anticipates that there will be sufficient cash from operations generated to cover anticipated expenses in 2006. Distributions to partners depend on earnings and are reduced upon repayment of Mortgages and Equity Loans.

Management is not aware of any trends or events, commitments or uncertainties that will negatively impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's investments in Mortgages are insured or co-insured by HUD and additionally one Mortgage is co-insured by RMC, a private mortgage lender (which is affiliated with the non-executive Chairman of CharterMac, the parent of the General Partner). The Partnership's investments in uninsured non-interest bearing Equity Loans (which represented approximately 10% of the Partnership's portfolio when originated) are secured by Partnership interests in two properties. Due to the prepayment of three of the Partnership's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States. Thus, the Partnership may not be protected against a general downturn in the national economy.

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

     o The Equity Loans entitle the Partnership to a participation of approximately 30% to 35% of any proceeds from sale or refinancing. Because the participation percentage is less than 50%, the Partnership accounts for these Equity Loans as loans and not as equity investments in the borrower. Effective December 31, 2004, the Equity Loans are fully reserved. The Partnership believes the resulting zero net book value properly states the net Equity Loan value. The Partnership believes recovery of such Equity Loans is contingent and is likely only in the event of a sale or refinancing. Although the Partnership can call its Equity Loan, it cannot control the amount of proceeds available for repayment. Accordingly, the Partnership believes such Equity Loan collections should be reflected as gains when they occur, and any payments from a participation would result in interest income to the Partnership. The Partnership does not believe that the variable interest component represented by the Equity Loan rights that entitle the Partnership to a participation of proceeds from sale or refinancing will cause the Partnership to be the primary beneficiary of the borrowers. Accordingly, none of the borrowers are required to be consolidated under FASB Interpretation No. 46 (R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Further, the combination of the Mortgage and the Equity Loan are not considered to increase the variability of expected losses or residual returns since the Mortgages are insured by HUD.

Results of Operations
---------------------

Three months ended March 31, 2006 compared with the three months ended March 31,
--------------------------------------------------------------------------------
2005
----

Results of operations for the three months ended March 31, 2006 and 2005 consisted primarily of interest income earned from investment in Mortgages of approximately $244,000 and $247,000, respectively.

General and administrative-related parties expense increased approximately $5,000 for the three months ended March 31, 2006 as compared to the same period in 2005, primarily due to an increase in expense reimbursements due to the General Partner for asset monitoring and overhead costs.

A provision for bad debts of approximately $30,000 was charged to operations for the three months ended March 31, 2006, representing interest due from Windemere, which is not expected to be paid.

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

(b)  Internal Control over Financial Reporting
     -----------------------------------------
     There have not been any changes in the Partnership's internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 1A. Risk Factors - No changes

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

         Tender Offer Response
         ---------------------

         The Partnership responded to an unsolicited tender offer by MPF-NY 2005, LLC, MPF Flagship Fund 10, LLC and MacKenzie Patterson Fuller, L.P. and expressed no opinion with respect to whether or not BACs holders should tender their BACs as more fully discussed in the Partnership's Current Report on Form 8-K filed on May 11, 2006.

Item 6.  Exhibits

         (a)  Exhibits:


              (3A) The Registrant's Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Registrant's Prospectus, dated May 10, 1989 (the "Prospectus"), filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-26690.

              (3B) The Registrant's Certificate of Limited Partnership, as amended, incorporated by reference to Exhibits 3B and 3C to the Registrant's Registration Statement on Form S-11, File No. 33-26690, dated January 24, 1989 and to Exhibit 3D to Amendment No. 1 to such Registration Statement dated April 28, 1989.

              (3C) Amendment No. 1, dated July 7, 1989, to the Registrant's Amended and Restated Agreement of Limited Partnership, incorporated by reference to Amendment Number 2 to the Registrant's Registration Statement on Form S-11, File No. 33-26690, dated July 7, 1989.

              (10D) Mortgage  Note,  dated  September 27, 1990,  with respect to
                    Windemere Apartments in Wichita, Kansas, in the principal amount of $8,110,300 (incorporated by reference to Exhibit 10(a) in the Registrant's Form 8 Amendment dated October 30, 1990 to Current Report on Form 8-K dated September 28,
                    1990).

              (10E) Equity Loan Note,  dated September 27, 1990, with respect to
                    Windemere Apartments in Wichita, Kansas, in the principal amount of $736,500 (incorporated by reference in Exhibit 10(b) in the Registrant's Form 8 Amendment dated October 30, 1990 to Current Report on Form 8-K dated September 28,
                    1990).

              (10F) Subordinated  Promissory Note, dated September 27, 1990 with respect to Windemere Development, Inc. (incorporated by reference to Exhibit 10(c) in the Registrant's Form 8 Amendment dated October 30, 1990 to Current Report on Form 8-K dated September 28, 1990).

              (10G) Mortgage  Note,  dated  August  23,  1991,  with  respect to
                    Fieldcrest III Apartments in Dothan, Alabama, in the principal amount of $3,450,200 (incorporated by reference to Exhibit 10(a) in the Registrant's Current Report on Form 8-K dated August 27, 1991).

              (10H) Equity Loan Note,  dated  August 27,  1991,  with respect to
                    Fieldcrest III Apartments in Dothan, Alabama, in the principal amount of $383,300 (incorporated by reference to Exhibit 10(b) in the Registrant's Current Report on Form 8-K dated August 27, 1991).

              (10I) Subordinated  Promissory  Note,  dated  August 27, 1991 with respect to Fieldcrest III Apartments (incorporated by reference to Exhibit 10(c) in the Registrant's Current Report on Form 8-K dated August 27, 1991).

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


                           CAPITAL MORTGAGE PLUS L.P.


                          By:   CIP ASSOCIATES, INC.
                                General Partner


Date:  May 12, 2006
       ------------
                                By:  /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President
                                     (Principal Executive and Financial Officer)


Date:  May 12, 2006
       ------------

                                By:  /s/ Glenn F. Hopps
                                     ------------------
                                     Glenn F. Hopps,
                                     Treasurer
                                     (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2006 of the Partnership;

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



         Date: May 12, 2006
               ------------

                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes,
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     May 12, 2006