Form 10-Q
period 2006-06-30
CAPITAL MORTGAGE PLUS L P
filed 2006-08-09
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2006


                                       OR


[ ]  TRANSITION   REPORT  PURSUANT  TO SECTION  13 OR 15(d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    Delaware                                    13-3502020
------------------------------------------------           --------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                 organization)                              Identification No.)

     625 Madison Avenue, New York, New York                       10022
------------------------------------------------           --------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                       June 30,      December 31,
                                                                         2006            2005
                                                                     ------------    ------------
                                                                     (Unaudited)      (Audited)
                                     ASSETS

Investments in mortgage loans (Note 2)                               $  3,094,270    $ 10,541,743
Loan origination costs (net of accumulated amortization of
  $47,104 and $148,496)                                                    96,086         325,334
                                                                     ------------    ------------
                                                                        3,190,356      10,867,077

Cash and cash equivalents                                               9,189,981         591,905
Accrued interest receivable (net of allowance of $0 and $963,033)          22,382          72,164
                                                                     ------------    ------------

Total assets                                                         $ 12,402,719    $ 11,531,146
                                                                     ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities
  Accounts payable and other liabilities                             $     18,115    $     36,349
  Due to general partner and affiliates (Note 3)                           64,391         119,183
                                                                     ------------    ------------

Total liabilities                                                          82,506         155,532
                                                                     ------------    ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs issued and outstanding)             12,563,006      11,637,299
  General Partner                                                        (242,793)       (261,685)
                                                                     ------------    ------------

Total partners' capital (deficit)                                      12,320,213      11,375,614
                                                                     ------------    ------------

Total Liabilities and Partners' Capital (Deficit)                    $ 12,402,719    $ 11,531,146
                                                                     ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                          --------------------------   --------------------------
                                              2006           2005*         2006           2005*
                                          -----------    -----------   -----------    -----------
Revenues
Interest income:
  Mortgage loans (Note 2)**               $   (12,571)   $   243,866   $   229,057    $   488,015
  Temporary investments                         5,621          1,454        25,072         15,038
Other income                                  737,233          1,100       740,101          2,400
                                          -----------    -----------   -----------    -----------

Total revenues                                730,283        246,420       994,230        505,453
                                          -----------    -----------   -----------    -----------

Expenses
  General and administrative                   27,690         32,251        47,673         53,042
  General and administrative-related
    parties (Note 3)                           48,474         72,174        98,721        117,648
  Provision for (reversal of) bad debts      (463,648)        29,860      (434,353)        59,467
                                          -----------    -----------   -----------    -----------

Total expenses                               (387,484)       134,285      (287,959)       230,157
                                          -----------    -----------   -----------    -----------

Net income                                $ 1,117,767    $   112,135   $ 1,282,189    $   275,296
                                          ===========    ===========   ===========    ===========

Allocation of Net income:

Limited Partners                          $ 1,095,412    $   109,892   $ 1,256,545    $   269,790
                                          ===========    ===========   ===========    ===========

General Partner                           $    22,355    $     2,243   $    25,644    $     5,506
                                          ===========    ===========   ===========    ===========

Net income per BAC                        $      0.60    $      0.06   $      0.68    $      0.15
                                          ===========    ===========   ===========    ===========


*    Reclassified for comparative purposes.

** Interest income - Mortgage loans for the three and six months ended June 30, 2006, includes $224,557 of losses on the write-off of loan fees associated with the Windemere Mortgage.

                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                  Limited          General
                                                    Total         Partners         Partner
                                                ------------    ------------    ------------
Partners' capital (deficit) - January 1, 2006   $ 11,375,614    $ 11,637,299    $   (261,685)
Net income                                         1,282,189       1,256,545          25,644
Distributions                                       (337,590)       (330,838)         (6,752)
                                                ------------    ------------    ------------

Partners' capital (deficit) - June 30, 2006     $ 12,320,213    $ 12,563,006    $   (242,793)
                                                ============    ============    ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                    2006           2005
                                                                -----------    -----------
Cash flows from operating activities:

Net income                                                      $ 1,282,189    $   275,296

Adjustments to reconcile net income to net cash provided by operating activities:

(Reversal of) provisions for bad debts                             (434,353)        59,467
Gain on recovery of amortized portion of equity loan               (736,550)             0
Loss on unamortized portion of loan costs on prepaid mortgage       224,557              0
Amortization expense                                                  4,691          4,952
Decrease (increase) in accrued interest receivable                  484,135        (59,058)
Decrease in other assets                                                  0         34,038
Decrease in accounts payable and other liabilities                  (18,234)        (8,994)
(Decrease) increase in due to general partner and affiliates        (54,792)        39,584
                                                                -----------    -----------

Net cash provided by operating activities                           751,643        345,285
                                                                -----------    -----------

Cash flows from investing activities:
Receipt of principal on mortgage loans                            7,447,473      5,087,072
Receipt of principal on equity loan                                 736,550              0
                                                                -----------    -----------

Net cash provided by investing activities                         8,184,023      5,087,072
                                                                -----------    -----------

Cash flows from financing activities:
Distributions to partners                                          (337,590)    (7,071,207)
                                                                -----------    -----------

Net cash used in financing activities:                             (337,590)    (7,071,207)
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents              8,598,076     (1,638,850)

Cash and cash equivalents at beginning of period                    591,905      2,150,170
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $ 9,189,981    $   511,320
                                                                ===========    ===========


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in Capital Mortgage Plus L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of CIP Associates, Inc., a Delaware corporation (the "General Partner"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006 and 2005, respectively. However, the operating results for the three months ended June 30, 2006 may not be indicative of the results for the year.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans

Information relating to investments in the Mortgages and Equity Loans as of June 30, 2006 is as follows:


                                                                              Amounts Advanced
                                                  --------------------------------------------------------------------



               No. of                    Final                                  Total      Investments    Investments
 Property/    Apartment    Date of     Maturity     Mortgage      Equity       Amounts     in Loans at    in Loans at
 Location        Units    Investment     Date        Loans        Loans       Advanced     6/30/2006(E)   12/31/2005(E)
-----------   ---------   ---------   ---------   -----------   ----------   -----------   ------------   ------------
Windemere
 Apts./ (F)      204        9/1990      9/2030    $ 8,110,300   $  736,550   $ 8,846,850   $          0   $  7,432,335
 Wichita, KS

Fieldcrest
 III Apts/       112        8/1991      8/2031      3,343,700      383,300     3,727,000      3,094,270      3,109,408
 Dothan, AL
                                                  --------------------------------------------------------------------

Total                                             $11,454,000   $1,119,850   $12,573,850   $  3,094,270   $ 10,541,743
                                                  ====================================================================


                    Interest earned by the Partnership during 2006
              -----------------------------------------------------------
                   Non-contingent                 Contingent
              ---------------------   -----------------------------------

                                                  Cash Flow
               Base        Default     Annual     Participa-
              Interest     Interest    Yield        tion         Total
 Property/    Amount/      Amount/    Amount/      Amount/      Interest
 Location     Rate (A)     Rate (B)   Rate (C)     Rate (D)      Earned
-----------   ---------   ---------   ---------   ----------   ----------
Windemere
 Apts./ (F)   $ 269,774   $  53,964   $       0   $        0   $  323,738
 Wichita, KS      7.95%       1.60%       1.08%       30.00%

Fieldcrest
 III Apts/      134,567           0           0            0      134,567
 Dothan, AL       8.68%          0%       1.36%       30.00%
              -----------------------------------------------------------

Total         $ 404,341   $  53,964   $       0   $        0   $  458,305
              ===========================================================

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


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

(E) The Investments in loans amount reflects the unpaid balance of the Mortgages in the amount of $3,094,270 at June 30, 2006 and $10,541,743 at December 31, 2005. The Equity Loans are fully reserved.

(F) On June 15, 2006, Windemere Development, Inc. (the "Owner"), the owner of Windemere, prepaid the Mortgage and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Windemere property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $8,615,465, including the $7,390,597 outstanding balance of the Mortgage, the $736,550 Equity Loan and $488,318 of default interest due pursuant to the loan documents.


Investments in loans January 1, 2005                               $10,648,744

Deductions:
Collection of principal - Mortgages   -- Windemere                     (78,633)
                                      -- Fieldcrest                    (28,368)
                                                                   -----------

                                                                      (107,001)
                                                                   -----------

Investments in loans
December 31, 2005:                                                  10,541,743
                                                                   -----------

Deductions:
Collection of principal - Mortgages   -- Windemere                  (7,432,334)
                                      -- Fieldcrest                    (15,139)
                                                                   -----------

                                                                    (7,447,473)
                                                                   -----------

Investments in loans June 30, 2006                                 $ 3,094,270
                                                                   ===========


The Windemere Mortgage was co-insured by HUD and Related Mortgage Corporation ("RMC"), a company which is affiliated with the non-executive Chairman of CharterMac, the parent of the General Partner. The Fieldcrest III Apartments, Ltd. ("Fieldcrest") Mortgage is insured by HUD.

In addition to the interest rate payable on the Fieldcrest Mortgage and Equity Loan during the post-construction periods, the Partnership will be entitled to a payment of 30% of cash flow, if any, remaining after payment of the Fieldcrest permanent loan interest and accrued interest, if any, and 30% of the Fieldcrest sales or refinancing proceeds, if any.

The remaining Fieldcrest Equity Loan is non-interest bearing and is secured by the assignment of the owner/developers' interests in the Developments. The Equity Fieldcrest Loan is not insured by HUD or any other party. However, the Partnership expects the Fieldcrest Equity Loan to be paid on August 31, 2006. As of June 30, 2006 and 2005, the remaining Fieldcrest Equity Loan is fully reserved.

Loan origination costs, net of related loan fees, are deferred and recognized as a component of interest income over contractual payment terms of the related mortgage loans. Amortization expense was $4,691 and $4,952 for the periods ended June 30, 2006 and 2005, respectively.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


At June 30, 2006, the remaining loan due to the Partnership is current with respect to its Federal Housing Authority ("FHA") Mortgage obligation. Windemere had not paid its default interest of an aggregate of approximately $54,000 for the period January 1, 2006 through its repayment date on June 15, 2006. Through the period ending June 15, 2006, Windemere had not paid its default interest of an aggregate of approximately $1,017,000. On June 15, 2006, Windemere prepaid its Mortgage and Equity Loan. The Partnership received proceeds totaling
$8,615,465 which included $7,390,597 of Mortgage proceeds, $736,550 of Equity Loan proceeds and $488,318 of default interest. The remaining $528,680 of default interest which had been fully allowed for was written off. As a result, the allowance for uncollectability relating to the default interest amounted to approximately $0 and $963,000 at June 30, 2006 and December 31, 2005, respectively. The allowance has been reflected in provisions for bad debts on the statements of income.

Allowance for uncollectible default interest January 1, 2006          $ 963,033
Increases                                                                53,965
Write-offs                                                             (528,680)
Provision                                                              (488,318)
                                                                      ---------

Allowance for uncollectible default interest June 30, 2006            $       0
                                                                      =========


As permitted by the certain Subordinated Promissory Note dated August 23, 1991 (the "Subordinated Note"), on November 30, 2005, RMC called for the prepayment of the Subordinated Note on May 31, 2006 from Fieldcrest which has an estimated fair market value of the property of $5,000,000. As of June 30, 2006, Fieldcrest had a Mortgage balance of approximately $3,094,000 and an Equity Loan balance of approximately $383,000 exclusive of any amounts that entitle the Partnership to a participation of any proceeds from sale or refinancing. Any repayment on the Equity Loan would result in a gain as it has been fully reserved, and any payments from a participation would result in interest income to the Partnership. The Partnership expects the Subordinated Note to be paid on August 31, 2006.


Note 3 - Related Parties

The costs incurred to related parties for the three and six months ended June 30, 2006 and 2005 were as follows:

                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                    -------------------   -------------------
                                      2006       2005       2006       2005
                                    --------   --------   --------   --------
Partnership management fees (a)     $ 16,474   $ 16,474   $ 32,948   $ 32,948
Expense reimbursement (b)             32,000     55,700     65,773     84,700
                                    --------   --------   --------   --------

Total general and administrative-
  related parties                   $ 48,474   $ 72,174   $ 98,721   $117,648
                                    ========   ========   ========   ========


(a) A Partnership management fee for managing the affairs of the Partnership equal to .5% per annum of invested assets is payable out of cash flow to the General Partner. At June 30, 2006 and December 31, 2005, the General Partner and its affiliates were due approximately $0 and $16,000, respectively, for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $64,000 and $103,000 were accrued and unpaid as of June 30, 2006 and December 31, 2005, respectively.

RMC is the servicer for Fieldcrest and receives a fee from the borrower for its services. RMC was the server for Windemere through June 15, 2006, the repayment date, and received a fee from the borrower for its services. The Windemere

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Mortgage and Equity Loans have been refinanced by CharterMac Mortgage Capital Corporation ("CMC"), an affiliate of the General Partner. CMC received from the borrower $89,400 in origination fees and $75,431 in premium revenue. In addition, CMC will be the servicer and will receive from the borrower $113,861 in future servicing fees.


Note 4 - Subsequent Event

It is anticipated that during August 2006, distributions of approximately $165,000 and $3,000 will be paid to Beneficial Assignment Certificate ("BAC") holders and the General Partner, respectively, representing the 2006 second quarter distribution from operations. In addition, it is anticipated that during August 2006, the repayment proceeds received in connection with the Windemere Mortgage and Equity Loan will be distributed in accordance with the Partnership Agreement. The amount of such distribution has not yet been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in Mortgage and Equity Loans and (2) the working capital reserve.

During the six months ended June 30, 2006, cash and cash equivalents of the Registrant increased by approximately $8,598,000 due to collections of principal on Mortgages and Equity Loans of approximately $8,184,000 and cash provided by operating activities of approximately $752,000 which exceeded distributions paid to partners and BACs holders of approximately $338,000. Included in the adjustments to reconcile the net income to net cash provided by operating activities is amortization of approximately $5,000.

Distributions of approximately $331,000 and approximately $7,000 were made to the BACs holders and the General Partner, respectively, during the six months ended June 30, 2006.

As permitted by the certain Subordinated Promissory Note dated August 23, 1991 (the "Subordinated Note"), on November 30, 2005, Related Mortgage Corporation ("RMC") called for the prepayment of the Subordinated Note on May 31, 2006 from Fieldcrest III Apartments, Ltd. ("Fieldcrest") which has an estimated fair market value of the property of $5,000,000. As of June 30, 2006, Fieldcrest had a Mortgage balance of approximately $3,094,000 and an Equity Loan balance of approximately $383,000. Any repayment on the Equity Loan would result in a gain as it has been fully reserved. The Partnership expects the Subordinated Note to be paid on August 31, 2006.

On June 15, 2006, Windemere Development, Inc. (the "Owner"), the owner of Windemere, prepaid the Mortgage and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Windemere property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $8,615,465, including the $7,390,597 outstanding balance of the Mortgage, the $736,550 Equity Loan and $488,318 of default interest due pursuant to the loan documents. The repayment proceeds are expected to be distributed in accordance with the Partnership Agreement in August 2006. At this time, the amount of the distribution has not been determined.

Upon repayment of the remaining investment in the Mortgage and Equity Loans, the Partnership would distribute any remaining net proceeds and liquidate in accordance with the Partnership Agreement.

Subject to the future performance of the Partnership's investments and results of operations, the General Partner anticipates that there will be sufficient cash from operations generated to cover anticipated expenses in 2006. Distributions from operations to partners depend on earnings and are reduced upon repayment of Mortgages and Equity Loans. In addition, the partners receive distributions from the sale or refinancing of Mortgage and Equity Loans.

Management is not aware of any trends or events, commitments or uncertainties that will negatively impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. All base interest and the principal of the Partnership's remaining investment in Mortgages is insured or co-insured by HUD. The Partnership's remaining investment in uninsured non-interest bearing Equity Loans (which represented approximately 10% of the Partnership's remaining portfolio when originated) is secured by Partnership interests in one property. Due to the prepayment of four of the Partnership's original investments in Mortgages and Equity Loans, the portfolio is not diversified by location around the United States. Thus, the Partnership may not be protected against a general downturn in the national economy.

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

     o If the interest receivable exceeds the amounts expected to be collected by management, the Partnership adjusts the allowance account to reflect its estimated fair value.

     o The remaining Equity Loan entitles the Partnership to a participation of approximately 30% of any proceeds from sale or refinancing. Because the participation percentage is less than 50%, the Partnership accounts for such Equity Loan as a loan and not as an equity investment in the borrower. Effective December 31, 2004, the Equity Loan is fully reserved. The Partnership believes the resulting zero net book value properly states the net Equity Loan value. The Partnership believes recovery of such Equity Loan is contingent and is likely only in the event of a sale or refinancing. Although the Partnership can call (and has called) its Equity Loan, it cannot control the amount of proceeds available for repayment. Accordingly, the Partnership believes such Equity Loan collections should be reflected as gains when they occur, and any payments from a participation would result in interest income to the Partnership. The Partnership does not believe that the variable interest component represented by the Equity Loan rights that entitle the Partnership to a participation of proceeds from sale or refinancing will cause the Partnership to be the primary beneficiary of the borrowers.
          Accordingly, none of the borrowers are required to be consolidated under FASB Interpretation No. 46 (R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Further, the combination of the Mortgage and the Equity Loan are not considered to increase the variability of expected losses or residual returns since the Mortgages are insured by HUD.

Results of Operations
---------------------

Three and six months ended June 30, 2006  compared with the three and six months
--------------------------------------------------------------------------------
ended June 30, 2005
-------------------

Results of operations for the three and six months ended June 30, 2006 and 2005 consisted of interest income earned from investment in Mortgages of approximately  $(13,000) and $244,000 and $229,000 and  $488,000,  respectively, which was lower in 2006 due to the repayment of the Windemere Mortgage on June 15, 2006 and the write-off of the unamortized loan costs, of approximately $225,000, associated with such loan. Additionally, the repayment of the Windemere Mortgage and Equity Loan resulted in a gain of approximately $736,550 which is included in other income for the three and six months ended June 30, 2006.

General and administrative-related parties expense decreased approximately $24,000 and $19,000 for the three and six months ended June 30, 2006 as compared to the same periods in 2005, primarily due to a decrease in expense reimbursements due to the General Partner for asset monitoring and overhead costs.

A provision for bad debts of approximately $25,000 and $54,000 was charged to operations for the three and six months ended June 30, 2006, representing default interest due from Windemere, which was not expected to be paid prior to Windemere's repayment of its Mortgage and Equity Loan on June 15, 2006. Additionally, approximately $488,000 of prior years' bad debt was recovered during the three months ended June 30, 2006 and is shown as an offset to provisions for bad debts for the three and six months ended June 30, 2006.

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


Date:  August 9, 2006
       --------------

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

Date:  August 9, 2006
       --------------

                                             By:  /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps,
                                                  Treasurer
                                                  (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the board of directors of the General Partner:

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



         Date: August 9, 2006
               --------------

                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes,
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the
"Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     August 9, 2006