Form 10-Q
period 2006-09-30
CAPITAL MORTGAGE PLUS L P
filed 2006-11-09
CIK 845875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-18491

                           CAPITAL MORTGAGE PLUS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                              13-3502020
--------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212) 317-5700


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                     September 30,    December 31,
                                                                         2006             2005
                                                                     ------------     ------------
                                                                      (Unaudited)       (Audited)
                                     ASSETS

Investments in mortgage loans, net of reserve for equity
  loan (Note 2)                                                      $  3,086,449     $ 10,541,743
Loan origination costs (net of accumulated amortization of
  $47,855 and $148,496)                                                    95,336          325,334
                                                                     ------------     ------------
                                                                        3,181,785       10,867,077

Cash and cash equivalents                                               9,133,267          591,905
Accrued interest receivable (net of allowance of $0 and $963,033)          22,325           72,164
                                                                     ------------     ------------

Total assets                                                         $ 12,337,377     $ 11,531,146
                                                                     ============     ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities
  Accounts payable and other liabilities                             $     27,505     $     36,349
  Due to general partner and affiliates (Note 3)                           34,365          119,183
                                                                     ------------     ------------

Total liabilities                                                          61,870          155,532
                                                                     ------------     ------------

Partners' capital (deficit):
  Limited Partners (1,836,660 BACs issued and outstanding)             12,519,194       11,637,299
  General Partner                                                        (243,687)        (261,685)
                                                                     ------------     ------------

Total partners' capital (deficit)                                      12,275,507       11,375,614
                                                                     ------------     ------------

Total Liabilities and Partners' Capital (Deficit)                    $ 12,337,377     $ 11,531,146
                                                                     ============     ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                         ---------------------------    ---------------------------
                                                             2006            2005*          2006            2005*
                                                         -----------     -----------    -----------     -----------
Revenues
Interest income:
  Mortgage loans (Note 2)**                              $    66,282     $   243,571    $   295,339     $   731,586
  Temporary investments                                      111,898           2,086        136,970          17,124
Other income                                                  (1,258)          1,250        738,843           3,650
                                                         -----------     -----------    -----------     -----------

Total revenues                                               176,922         246,907      1,171,152         752,360
                                                         -----------     -----------    -----------     -----------

Expenses
  General and administrative                                  24,523          13,464         72,196          66,506
  General and administrative-related parties (Note 3)         28,308          49,948        127,029         167,596
  Provision for (reversal of) bad debts                            0          30,109       (434,353)         89,576
                                                         -----------     -----------    -----------     -----------

Total expenses                                                52,831          93,521       (235,128)        323,678
                                                         -----------     -----------    -----------     -----------

Net income                                               $   124,091     $   153,386    $ 1,406,280     $   428,682
                                                         ===========     ===========    ===========     ===========

Allocation of net income:

Limited Partners                                         $   121,609     $   150,318    $ 1,378,154     $   420,108
                                                         ===========     ===========    ===========     ===========

General Partner                                          $     2,482     $     3,068    $    28,126     $     8,574
                                                         ===========     ===========    ===========     ===========

Net income per BAC                                       $      0.07     $      0.08    $      0.75     $      0.23
                                                         ===========     ===========    ===========     ===========


*    Reclassified for comparative purposes.
** Interest income - Mortgage loans for the three and nine months ended September 30, 2006, includes $0 and $224,557 of losses on the write-off of loan fees associated with the Windemere Mortgage.

                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                                                       Limited          General
                                                       Total           Partners         Partner
                                                    ------------     ------------     ------------
Partners' capital (deficit) - January 1, 2006       $ 11,375,614     $ 11,637,299     $   (261,685)
Net income                                             1,406,280        1,378,154           28,126
Distributions                                           (506,387)        (496,259)         (10,128)
                                                    ------------     ------------     ------------

Partners' capital (deficit) - September 30, 2006    $ 12,275,507     $ 12,519,194     $   (243,687)
                                                    ============     ============     ============


                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                     2006           2005
                                                                 -----------     -----------
Cash flows from operating activities:

Net income                                                       $ 1,406,280     $   428,682

Adjustments to reconcile net income to net cash provided by operating activities:

(Reversal of) provisions for bad debts                              (434,353)         89,576
Gain on recovery of amortized portion of equity loan                (736,550)              0
Loss on unamortized portion of loan costs on prepaid mortgage        224,557               0
Amortization expense                                                   5,442           7,428
Decrease (increase) in accrued interest receivable                   484,192         (88,982)
Decrease in other assets                                                   0          34,038
Decrease in accounts payable and other liabilities                    (8,845)            395
(Decrease) increase in due to general partner and affiliates         (84,818)         39,584
                                                                 -----------     -----------

Net cash provided by operating activities                            855,905         510,721
                                                                 -----------     -----------

Cash flows from investing activities:
Receipt of principal on mortgage loan                              7,455,294       5,114,090
Receipt of principal on equity loan                                  736,550               0
                                                                 -----------     -----------

Net cash provided by investing activities                          8,191,844       5,114,090
                                                                 -----------     -----------

Cash flows from financing activities:
Distributions to partners                                           (506,387)     (7,240,003)
                                                                 -----------     -----------

Net cash used in financing activities:                              (506,387)     (7,240,003)
                                                                 -----------     -----------

Net increase (decrease) in cash and cash equivalents               8,541,362      (1,615,192)

Cash and cash equivalents at beginning of period                     591,905       2,150,170
                                                                 -----------     -----------

Cash and cash equivalents at end of period                       $ 9,133,267     $   534,978
                                                                 ===========     ===========



                 See accompanying notes to financial statements.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)



Note 1 - General

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in Capital Mortgage Plus L.P.'s (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of CIP Associates, Inc., a Delaware corporation (the "General Partner"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005, respectively. However, the operating results for the three and nine months ended September 30, 2006 may not be indicative of the results for the year.

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

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans

Information relating to investments in the Mortgages and Equity Loans as of September 30, 2006 is as follows:



                                                                                     Amounts Advanced
                                                          ------------------------------------------------------------------------

                   No. of                       Final                                      Total       Investments    Investments
 Property        Apartment       Date of      Maturity     Mortgage        Equity         Amounts      in Loans at     in Loans at
 Location          Units        Investment      Date         Loans          Loans         Advanced     9/30/2006(E)   12/31/2005(E)
------------    -----------    -----------    --------    -----------    -----------    -----------    -----------    ------------
Windemere               204         9/1990      9/2030    $ 8,110,300    $   736,550    $ 8,846,850    $         0     $ 7,432,335
 Apts./ (F)*
 Wichita, KS

Fieldcrest
 III Apts/              112         8/1991      8/2031      3,343,700        383,300      3,727,000      3,086,449       3,109,408
 Dothan, AL
                                                          -------------------------------------------------------------------------

Total                                                     $11,454,000    $ 1,119,850    $12,573,850    $ 3,086,449     $10,541,743
                                                          =========================================================================


                             Interest earned by the Partnership during 2006
                ------------------------------------------------------------------------
                      Non-contingent                           Contingent
                --------------------------    ------------------------------------------
                   Base          Default         Annual       Cash Flow
                 Interest       Interest         Yield      Participation        Total
 Property         Amount/        Amount/        Amount/        Amount/         Interest
 Location         Rate (A)       Rate (B)       Rate (C)       Rate (D)         Earned
------------    -----------    -----------    -----------   -------------    -----------
Windemere       $    45,217    $    53,964    $         0    $         0     $    99,181
 Apts./ (F)
 Wichita, KS          7.95%          1.60%          1.08%         30.00%

Fieldcrest
 III Apts/          201,600              0              0              0         201,600
 Dothan, AL           8.68%             0%          1.36%         30.00%
                ------------------------------------------------------------------------

Total           $   246,817    $    53,964    $         0    $         0     $   300,781
                ========================================================================

* Interest income - Mortgage loans for the three and nine months ended September 30, 2006, includes $0 and $224,557 of losses on the write-off of loan fees associated with the Windemere Mortgage.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


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

(E) The Investments in loans amount reflects the unpaid balance of the Mortgages in the amount of $3,086,449 at September 30, 2006 and $10,541,743 at December 31, 2005. The Equity Loans are fully reserved.

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

Investments in loans January 1, 2005                               $10,648,744

Deductions:
Collection of principal - Mortgages   -- Windemere                     (78,633)
                                      -- Fieldcrest                    (28,368)
                                                                   -----------

                                                                      (107,001)
                                                                   -----------

Investments in loans December 31, 2005:                             10,541,743
                                                                   -----------

Deductions:
Collection of principal - Mortgages   -- Windemere                  (7,432,334)
                                      -- Fieldcrest                    (22,960)
                                                                   -----------


                                                                    (7,455,294)
                                                                   -----------

Investments in loans September 30, 2006                            $ 3,086,449
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

The remaining Fieldcrest Equity Loan is non-interest bearing and is secured by the assignment of the owner/developers' interests in the Developments. The Fieldcrest Equity Loan is not insured by HUD or any other party. As of September 30, 2006 and 2005, the remaining Fieldcrest Equity Loan is fully reserved.

Loan origination costs, net of related loan fees, are deferred and recognized as a component of interest income over contractual payment terms of the related mortgage loans. Amortization expense was $5,442 and $7,428 for the periods ended September 30, 2006 and 2005, respectively.

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


At September 30, 2006, the remaining loan due to the Partnership is current with respect to its Federal Housing Authority ("FHA") Mortgage obligation. Windemere had not paid its default interest of an aggregate of approximately $54,000 for the period January 1, 2006 through its repayment date on June 15, 2006. Through the period ending June 15, 2006, Windemere had not paid its default interest of an aggregate of approximately $1,017,000. On June 15, 2006, Windemere prepaid its Mortgage and Equity Loan. The Partnership received proceeds totaling
$8,615,465 which included $7,390,597 of Mortgage proceeds, $736,550 of Equity Loan proceeds and $488,318 of default interest. The remaining $528,680 of default interest which had been fully allowed for was written off. As a result, the allowance for uncollectability relating to the default interest amounted to approximately $0 and $963,000 at September 30, 2006 and December 31, 2005, respectively. The allowance has been reflected in provisions for bad debts on the statements of income.


Allowance for uncollectible default interest January 1, 2006          $  963,033
Increases                                                                 53,965
Write-offs                                                              (528,680)
Provision                                                               (488,318)
                                                                      ----------

Allowance for uncollectible default interest September 30, 2006       $        0
                                                                      ==========


As permitted by the certain Subordinated Promissory Note dated August 23, 1991 (the "Subordinated Note"), on November 30, 2005, RMC called for the prepayment of the Subordinated Note on May 31, 2006 from Fieldcrest. As of September 30, 2006, Fieldcrest had a Mortgage balance of approximately $3,086,000 and an Equity Loan balance of approximately $383,000. In addition to the principal payments, the Partnership would receive additional interest of approximately $568,000 for a total of $4,037,000 in proceeds. Any repayment on the Equity Loan would result in a gain as it has been fully reserved, and any payments from a participation would result in additional interest income to the Partnership. The Partnership expects the Subordinated Note to be paid during the quarter ending December 31, 2006.


Note 3 - Related Parties

The costs incurred to related parties for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                    --------------------    --------------------
                                                      2006        2005        2006        2005
                                                    --------    --------    --------    --------
Partnership management fees (a)                     $  2,974    $ 16,474    $ 35,922    $ 49,422
Expense reimbursement (b)                             25,334      33,474      91,107     118,174
                                                    --------    --------    --------    --------

Total general and administrative-related parties    $ 28,308    $ 49,948    $127,029    $167,596
                                                    ========    ========    ========    ========

(a) A Partnership management fee for managing the affairs of the Partnership equal to 0.5% per annum of invested assets is payable out of cash flow to the General Partner. At September 30, 2006 and December 31, 2005, the General
Partner and its affiliates were due approximately $3,000 and $16,000, respectively, for these fees.

(b) The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing services and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An affiliate of the General Partner performs asset monitoring services for the Partnership. These asset monitoring services include site visits and evaluations of the performance of the properties securing the loans. Fees owed to the General Partner amounting to approximately $31,000 and $103,000 were accrued and unpaid as of September 30, 2006 and December 31, 2005, respectively.

RMC is the servicer for Fieldcrest and receives a fee from the borrower for its services. RMC was the servicer for Windemere through June 15, 2006, the

                           CAPITAL MORTGAGE PLUS L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


repayment date, and received a fee from the borrower for its services. The Windemere repaid its Mortgage and Equity Loans from proceeds of debt financed by CharterMac Mortgage Capital Corporation, an affiliate of the General Partner.


Note 4 - Subsequent Event

It is anticipated that during November 2006, distributions of approximately $165,000 and $3,000 will be paid to Beneficial Assignment Certificate ("BAC") holders and the General Partner, respectively, representing the 2006 third quarter distribution from operations. In addition, it is anticipated that during the quarter ending December 31, 2006, the repayment proceeds received in connection with the Windemere and Fieldcrest Mortgages and Equity Loans will be distributed in accordance with the Partnership Agreement. The amount of such distribution has not yet been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity
-------------------------------

Sources of Partnership funds included interest earned on (1) investments in Mortgage and Equity Loans and (2) the working capital reserve.

During the nine months ended September 30, 2006, cash and cash equivalents of the Registrant increased by approximately $8,541,000 due to collections of principal on Mortgages and Equity Loans of approximately $8,192,000 and cash provided by operating activities of approximately $856,000 which exceeded distributions paid to partners and BACs holders of approximately $506,000. Included in the adjustments to reconcile the net income to net cash provided by operating activities is amortization of approximately $5,000.

Distributions of approximately $496,000 and approximately $10,000 were made to the BACs holders and the General Partner, respectively, during the nine months ended September 30, 2006.

As permitted by the certain Subordinated Promissory Note dated August 23, 1991 (the "Subordinated Note"), on November 30, 2005, Related Mortgage Corporation ("RMC") called for the prepayment of the Subordinated Note on May 31, 2006 from Fieldcrest III Apartments, Ltd. ("Fieldcrest"). As of September 30, 2006, Fieldcrest had a Mortgage balance of approximately $3,086,000 and an Equity Loan balance of approximately $383,000. In addition to the principal payments, the Partnership would receive additional interest of approximately $568,000 for a total of $4,037,000 in proceeds. Any repayment on the Equity Loan would result in a gain as it has been fully reserved. The Partnership expects the Subordinated Note to be paid during the quarter ending December 31, 2006.

On June 15, 2006, Windemere Development, Inc. (the "Owner"), the owner of Windemere, prepaid the Mortgage and Equity Loan in full. The Mortgage and the Equity Loan were secured by a mortgage on the Windemere property and partnership interests in the Owner. The outstanding debt repaid early to the Partnership totaled $8,615,465, including the $7,390,597 outstanding balance of the Mortgage, the $736,550 Equity Loan and $488,318 of default interest due pursuant to the loan documents. The repayment proceeds are expected to be distributed in accordance with the Partnership Agreement during the quarter ending December 31, 2006. As of September 30, 2006, the amount of the distribution has not been determined.

Upon repayment of the remaining investment in the Mortgage and Equity Loans, the Partnership would distribute any remaining net proceeds and liquidate in accordance with the Partnership Agreement.

Subject to the performance of the Partnership's remaining investment and results of operations, the General Partner anticipates that there will be sufficient cash from operations generated to cover anticipated expenses in 2006. Distributions from operations to partners depend on earnings and are reduced upon repayment of Mortgages and Equity Loans. In addition, the partners receive distributions from the sale or refinancing of Mortgage and Equity Loans.

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

Critical Accounting Policies
----------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Item 8, Note 2 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

     o The remaining Equity Loan entitles the Partnership to a participation of approximately 30% of any proceeds from sale or refinancing. Because the participation percentage is less than 50%, the Partnership accounts for such Equity Loan as a loan and not as an equity investment in the borrower. Effective December 31, 2004, the Equity Loan is fully reserved. The Partnership believes the resulting zero net book value properly states the net Equity Loan value. The Partnership believes recovery of such Equity Loan is contingent and is likely only in the event of a sale or refinancing. Although the Partnership can call (and has called) its Equity Loan, it cannot control the amount of proceeds available for repayment. Accordingly, the Partnership believes such Equity Loan collections should be reflected as gains when they occur, and any payments from a participation would result in interest income to the Partnership. The Partnership does not believe that the variable interest component represented by the Equity Loan rights that entitle the Partnership to a participation of proceeds from sale or refinancing will cause the Partnership to be the primary beneficiary of the remaining borrower. Accordingly, the borrower is not required to be consolidated under FASB Interpretation No. 46 (R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Further, the combination of the Mortgage and the Equity Loan are not considered to increase the variability of expected losses or residual returns since the remaining Mortgage is insured by HUD.


Results of Operations
---------------------

Three and nine months ended  September 30, 2006 compared with the three and nine
--------------------------------------------------------------------------------
months ended September 30, 2005
-------------------------------

Results of operations for the three and nine months ended September 30, 2006 and 2005 consisted of interest income earned from investment in Mortgages of approximately $66,000 and $244,000 and $295,000 and $732,000, respectively, which was lower in 2006 due to the repayment of the Windemere Mortgage on June 15, 2006 and the write-off of the unamortized loan costs, of approximately $225,000, associated with such loan. Additionally, the repayment of the Windemere Mortgage and Equity Loan resulted in a gain of approximately $736,550 which is included in other income for the nine months ended September 30, 2006.

Other income increased approximately $735,000 for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to an interest earned on higher cash balances resulting from the repayment of the Windemere Mortgage and Equity Loan.

General and administrative expenses increased approximately $11,000 for the three months ended September 30, 2006 as compared to the same period in 2005, primarily due to an increase in legal fees relating to the tender offer (see
Part II, Item 5).

General and administrative-related parties expense decreased approximately $22,000 and $41,000 for the three and nine months ended September 30, 2006 as compared to the same periods in 2005, primarily due to a decrease in expense reimbursements due to the General Partner for asset monitoring and overhead costs and a decrease in the partnership management fee due to the repayment of the Windemere Mortgage and Equity Loan on June 15, 2006.

A provision for bad debts of approximately $0 and $54,000 was charged to operations for the three and nine months ended September 30, 2006, representing default interest due from Windemere, which was not expected to be paid from operations prior to Windemere's repayment of its Mortgage and Equity Loan on June 15, 2006. Additionally, approximately $488,000 of prior years' bad debt was recovered during the nine months ended September 30, 2006 and is shown as an offset to provisions for bad debts for the three and nine months ended September 30, 2006.

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

Item 1A.  Risk Factors - No changes

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

          Tender Offer Response
          ---------------------
          On May 5, 2006, the Partnership responded to an unsolicited tender offer by MPF-NY 2005, LLC, MPF Flagship Fund 10, LLC and MacKenzie Patterson Fuller, L.P. and expressed no opinion with respect to whether or not BACs holders should tender their BACs as more fully discussed in the Partnership's Current Report on Form 8-K filed on May 11, 2006.

Item 6.   Exhibits

          (a)  Exhibits:


               (3A) The Registrant's Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Registrant's Prospectus, dated May 10, 1989 (the "Prospectus"), filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-26690.

               (3B) The Registrant's Certificate of Limited Partnership, as amended, incorporated by reference to Exhibits 3B and 3C to the Registrant's Registration Statement on Form S-11, File No. 33-26690, dated January 24, 1989 and to Exhibit 3D to Amendment No.1 to such Registration Statement dated April 28, 1989.

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


                           CAPITAL MORTGAGE PLUS L.P.
                           --------------------------


                                       By:   CIP ASSOCIATES, INC.
                                             General Partner


Date:  November 9, 2006
       ----------------
                                             By:  /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  President
                                                  (Principal Executive
                                                   and Financial Officer)


Date:  November 9, 2006
       ----------------
                                             By:  /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps,
                                                  Treasurer
                                                  (Principal Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., (the "General Partner"), the general partner of Capital Mortgage Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2006 of the Partnership;

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


         Date: November 9, 2006
               ----------------
                                           By:  /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes,
                                                Principal Executive Officer and
                                                Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Capital Mortgage Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of CIP Associates, Inc., the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Executive Officer and
     Principal Financial Officer
     November 9, 2006